Form 10-Q
period 1995-03-31
ORANGE NATIONAL BANCORP
filed 1995-05-05
CIK 801443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


                                   * * * * *


                Quarterly Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                      FOR QUARTER ENDED:  March 31, 1995

                       COMMISSION FILE NUMBER:  0-15365


                            ORANGE NATIONAL BANCORP



Incorporated under the laws of California  I.R.S. Employer ID No.  33-0190684


                           1201 East Katella Avenue
                           Orange, California  92667
                                (714) 771-4000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO      .


                      APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
YES        NO      .


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Orange National Bancorp as of March 31, 1995 is 1,839,116.

                           ORANGE NATIONAL BANCORP
                         CONSOLIDATED BALANCE SHEET


                                              03/31/95                 12/31/94
                                           (UNAUDITED)                  (NOTE*)
          ASSETS
TIME CERTIFICATES OF DEPOSIT                        $0                       $0
SECURITIES
     SECURITIES HELD TO MATURITY           $21,949,757              $21,903,980
     SECURITIES AVAILABLE FOR SALE         $19,503,710              $19,247,771
FEDERAL FUNDS SOLD                         $26,445,000              $28,215,000
LOANS                                     $114,117,553             $114,168,283
     LESS ALLOWANCE FOR POSSIBLE
     LOAN LOSSES                            $1,487,996               $1,465,000
TOTAL EARNINGS ASSETS                     $180,528,024             $182,070,034

CASH AND NON-INTEREST EARNING DEPOSITS     $15,940,767              $15,394,879
BANK PREMISES - AT COST
     BUILDING & LAND                        $3,418,450               $3,367,315
     LEASEHOLD IMPROVEMENTS                 $1,895,061               $1,887,935
     FURNITURE, FIXTURES & EQUIPMENT        $2,851,127               $2,729,040
     LESS ACCUMULATED DEPRECIATION AND
     AMORTIZATION                           $2,713,674               $2,597,611
ACCRUED INTEREST RECEIVABLE                 $1,112,815               $1,068,744
OTHER ASSETS                                $4,058,861               $2,590,114
                                          $207,091,431             $206,510,450

          LIABILITIES & STOCKHOLDERS' EQUITY
DEPOSITS
     DEMAND, NON-INTEREST BEARING          $65,824,050              $68,358,671
     MONEY MARKET AND NOW                 $100,008,339              $95,972,857
     SAVINGS                               $13,390,023              $13,875,405
     TIME DEPOSITS OF $100,000 OR MORE      $4,379,154               $5,162,248
     OTHER TIME                             $5,213,565               $7,036,672
TOTAL DEPOSITS                            $190,325,614             $190,405,853

OTHER LIABILITIES                           $1,368,552               $1,322,395
TOTAL LIABILITIES                         $191,694,166             $191,728,248
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS EQUITY
     COMMON STOCK - NO PAR VALUE
     AUTHORIZED: 20,000,000 SHARES
     ISSUE AND OUTSTANDING : 1,839,116
     SHARES IN 1995 AND IN 1994             $6,848,120               $6,848,120
RETAINED EARNINGS                           $8,975,105               $8,513,693
UNREALIZED (LOSS) ON SECURITIES
AVAILABLE FOR SALE, NET                     ($425,960)               ($579,611)
     TOTAL STOCKHOLDERS' EQUITY            $15,397,265              $14,782,202
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $207,091,431             $206,510,450

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994, HAS BEEN TAKEN FROM THE AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ORANGE NATIONAL BANCORP
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                            QTR ENDING               QTR ENDING
                                              03/31/95                 03/31/94
INTEREST INCOME:
     LOANS                                  $2,954,699               $2,488,750
     TAXABLE INVESTMENT SECURITIES            $588,704                 $373,757
     NON TAXABLE INVESTMENT SECURITIES              $0                       $0
     FEDERAL FUNDS SOLD & TIME
     CERTIFICATES OF DEPOSIT                  $281,377                 $113,858
          TOTAL                             $3,824,780               $2,976,365

INTEREST EXPENSE ON DEPOSITS:
     TIME DEPOSITS OF $100,000 OR MORE         $44,912                  $31,936
     OTHER                                    $682,993                 $543,993
          TOTAL                               $727,905                 $575,929

     NET INTEREST INCOME                    $3,096,875               $2,400,436

PROVISION FOR POSSIBLE CREDIT LOSSES          $105,000                  $50,000
     NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE CREDIT LOSSES                 $2,991,875               $2,350,436

OTHER INCOME:
     SERVICE CHARGE ON DEPOSIT ACCOUNTS       $250,444                 $227,342
     OTHER                                    $882,715                 $863,637
          TOTAL                             $1,133,159               $1,090,979

OTHER EXPENSE:
     SALARIES, WAGES, EMPLOYEE BENEFITS     $1,603,199               $1,705,890
     OCCUPANCY EXPENSE OF BANK PREMISES       $278,269                 $280,964
     FURNITURE AND EQUIPMENT EXPENSE          $169,773                 $143,136
     OTHER                                  $1,117,453               $1,320,161
          TOTAL                             $3,168,694               $3,450,151

EARNINGS BEFORE INCOME TAXES                  $956,340                 ($8,736)
APPLICABLE INCOME TAXES (CREDITS)             $311,000                ($10,070)

NET EARNINGS                                  $645,340                  $1,334

EARNINGS PER SHARE                                  $0.35                    $0


                           ORANGE NATIONAL BANCORP
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                            QTR ENDING               QTR ENDING
                                              03/31/95                 03/31/94
CASH FLOWS FROM OPERATING ACTIVITIES          $572,859                ($86,910)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment
     and leasehold improvements              ($180,348)               ($67,684)

NET (INCREASE) DECREASE IN:
Time certificates of deposits                       $0                 $198,000
Federal funds sold                          $1,770,000              $11,115,000
Securities                                   ($148,065)             ($5,148,731)
Loans                                      ($1,207,971)              $4,138,254

     NET CASH  PROVIDED BY
     INVESTING ACTIVITIES                     $233,616              $10,234,839

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase/(decrease) in deposits           ($80,239)             ($4,370,808)
Dividends Paid                               ($180,348)                      $0
     Net Cash (Used In) Financing Activities ($260,587)             ($4,370,808)
     Increase in cash and non-interest
     earning deposits                          $545,888              $5,777,121

CASH AND NONINTEREST EARNING DEPOSITS

Beginning                                   $15,394,879             $13,385,346

End of period                               $15,940,767             $19,162,467

                   Orange National Bancorp and Subsidiaries
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of
March 31, 1995, and the consolidated statements of earnings and statements of cash flows for the three month periods ended March 31, 1995 and 1994, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and 1994, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994, annual report to shareholders. The results of the operations for the periods ended
March 31, 1995 and 1994, are not necessarily indicative of the operating results for the full years.

2.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at March 31, 1995, and December 31, 1994, amounted to $479,553 and $477,000 respectively.


3.  INCOME TAX MATTERS

There are no net deferred income tax assets or liabilities in the March 31, 1995 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                                $ 1,288,000
     Deferred tax liability                                (640,000)
     Valuation allowance for deferred tax asset            (648,000)

          Net deferred tax asset                        $         0

Management believes the valuation allowance is adequate. There has been no change in the allowance during the quarter ending March 31, 1995.

4.  SECURITIES

The fair value of securities classified as held to maturity as of March 31,
1995 is 20,946,675.   The unrealized losses of securities available for sale
net of unrealized gains and net of applicable income taxes as of March 31, 1995 is 425,960.

5.  SEGMENT INFORMATION

In 1994, the Company terminated its mortgage banking operations. The results of operations in 1994 were not significant. Accordingly there are no mortgage loans held for sale as of March 31, 1995.

6. ADOPTION OF FASB STATEMENT

On January 1, 1995, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 114. This Statement generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. There was no material effect upon adoption of this Statement.

An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1995                         1,465,000
     Charge offs                                         (96,499)
     Recoveries                                           14,495
     Provision for loan losses                           105,000

     Balance March 31, 1995                            1,487,996

At March 31, 1995, the Bank has classified $1,890,835 of its loans as impaired with a specific loan loss reserve of $277,893 and none of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was $2,540,000. The Bank recognizes interestincome on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash ] payments to principal or interest as received. The amount of interest income recognized during the quarter ended March 31, 1995 on loans classified as impaired was $6,732 which equals the amount of cash payments received.

                   ORANGE NATIONAL BANCORP AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                   03/31/95              Percent

a.  Cash on Hand & Deposits with
    Correspondent Banks                 $15,940,767         25.8%

b.  Federal Funds Sold                  $26,445,000         42.7%

c.  Marketable Securities
    (Available for Sale)                $19,503,710          31.5%

          Total                         $61,889,477         100.0%


All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, no lines have been established, and the Bank has never needed to use these facilities.

The loan-to-deposit ratio at March 31, 1995, was 60.0% compared to 60.0% at December 31, 1994. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 82.5% at March 31, 1995, compared to 74.0% at December 31, 1994.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The ratio of total capital (Shareholders' equity plus reserve for loan losses) to risk adjusted assets equalled 12.15% at March 31, 1995, as compared to 11.9% as of December 31, 1994. Primary capital to total loans was 13.5% at March 31, 1995 as compared to 12.9% as of December 31, 1994.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                             Results of Operations
                   First Quarter 1995 vs. First Quarter 1994
                        March 31, 1995   March 31, 1994

Total interest income for the three-month period and quarter ending March 31, 1995, increased $848,415, or 28.5%, over the like period ending March 31, 1994. Interest and fees on loans increased $465,949, or 18.7%, due to the increased loan portfolio, plus an increase in average loan interest rates. The average loan totals for the three months ended March 31, 1995 was $114,728,314, compared to $113,989,577 for the three month period of the prior year.
Because of the difference in loan interest rates between the two periods, average yield increased 157 basis points from 8.73% to 10.30% as of March 31, 1995. Investment income increased $382,466, or 78.4%, over the prior period. This increase was caused by a 25.1% increase in the investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 66.7% of the Bank's investment portfolio. Because of an increase in longer term investments and short term interest rates between the two periods, average yields increased 169 basis points from 3.97% to 5.66% as of March 31, 1995.

Total interest expense increased $151,976, or 26.4%, for the subject period ended March 31, 1995, compared to the same period ended March 31, 1994, as a result of the increase in overall cost of funds. Average interest bearing accounts increased $8,172,475, or 7.0%. The cost of funds averaged 35 basis points less during this current quarter than the compared quarter in 1994.

Net interest income (total interest income less interest expense) increased $696,439, or 29.0%, during the first quarter ended March 31, 1995, over the same period in 1994.

The loan loss provision increased $55,000, or 110.0%, from $50,000 as of March 31, 1994 to $105,000 as of March 31, 1995, based on the amount necessary to provide for estimated losses. At March 31, 1995, the reserve level was at 1.30% of total loans as compared to 1.36% at March 31, 1994. Total charge-offs in the three month period ended March 31, 1995 were $96,499 and recoveries were $14,495 compared to $58,556 in charge-offs and $5,076 in recoveries in the same period in 1994. At March 31, 1995, nonperforming loans were $1,941,752 compared to $3,215,000 at December 31, 1994. This decrease was caused by four Real Estate Loans totalling $1,281,697 that were transferred to Real Estate Owned. Real Estate loans totalling $1,580,149 represent 81.4% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,487,996 is adequate and is in conformance with established loan policy and guidelines.

Other income increased $42,180, or 3.9%. No gains or losses were realized on the sale of securities. Gains of $517,328 were realized on the sale of loans during the first quarter ending March 31, 1995, compared to $446,669 in gains in the same period in 1994. Gains of $4,000 were realized on the sale of equipment during the first quarter ending March 31, 1995. Gains of $3,010 were realized in the first quarter ending March 31, 1994.

Other expense decreased $281,457, or 8.2%, from $3,450,151 in the first quarter of 1994, to $3,168,694 in the first quarter of 1995. Salary and benefit costs decreased $102,691 due to the closure of the Mortgage Banking Division on June 1, 1994. Other expense decreased $202,708 or 15.4% as a result of decreases in other real estate owned expense at $83,240, legal expense of $43,029 and business referral fees of $56,995 relating to the Small Business Administration loan department.

Operating profits before taxes for the quarter ended March 31, 1995 increased $965,076 from ($8,736) as of March 31, 1994 to $956,340 as of March 31, 1995,
due to an increase in average loan interest rates and an increase in average investment yields and an increase in the average cost of funds.

Net after taxes income for the three month period and quarter ended March 31, 1995, was $645,340 compared to $1,334 for the three month period ending
March 31, 1994.

                          PART II  OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          No change since 10-K.


ITEM 2    CHANGES IN SECURITIES

          None to report

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4    SUBMISSION OF MATTERS FOR VOTE OF SECURITIES HOLDERS

          None to report

ITEM 5    OTHER INFORMATION

          None to report

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

                    None to report

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ORANGE NATIONAL BANCORP
                                      Registrant



May 3, 1995                           Wayne F. Miller
Date                                  Wayne F. Miller
                                      Chief Executive Officer


May 3, 1995                           Robert W. Creighton
Date                                  Robert W. Creighton
                                      Secretary & Chief Financial Officer