Form 10-Q/A
period 1995-03-31
ORANGE NATIONAL BANCORP
filed 1995-06-28
CIK 801443

THE ONLY PURPOSE OF THIS AMENDMENT IS TO ATTACH THE FINANCIAL DATA SCHEDULE. [LIVE]
[DESCRIPTION]     ORANGE NATIONAL BANCORP

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            FORM 10-Q AMENDMENT # 1


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




                                      ORANGE NATIONAL BANCORP
                                      Registrant



June 27, 1995                           Wayne F. Miller
Date                                  Wayne F. Miller
                                      Chief Executive Officer


June 27, 1995                           Robert W. Creighton
Date                                  Robert W. Creighton
                                      Secretary & Chief Financial Officer