Form 10-Q
period 1995-06-30
ORANGE NATIONAL BANCORP
filed 1995-08-14
CIK 801443

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
                                 ********

                    Quarterly Report Under 13 or 15(d)
                    of Securities Exchange Act of 1934

                     FOR QUARTER ENDED:  June 30, 1995
                     COMMISSION FILE NUMBER:  0-15365


                          ORANGE NATIONAL BANCORP


Incorporated under the laws                  I.R.S. Employer ID No.
of California                                33-0190684


                         1201 East Katella Avenue
                         Orange, California  92667
                              (714) 771-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO     .


                    APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDINGS DURING
                         THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act
 of 1934 subsequent to the distribution of securities under a plan confirmed by
 a court.  YES        NO       .

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Orange National Bancorp as of June 30, 1995 is 1,839,116.

                           ORANGE NATIONAL BANCORP
                         CONSOLIDATED BALANCE SHEET

                                              06/30/95                 12/31/94
          ASSETS                           (UNAUDITED)                  (NOTE*)
TIME CERTIFICATES OF DEPOSIT                        $0                       $0
SECURITIES
     SECURITIES HELD TO MATURITY           $19,975,250            $21,903,980
     SECURITIES AVAILABLE FOR SALE         $25,815,370            $19,247,771
FEDERAL FUNDS SOLD                         $13,650,000             $28,215,000
LOANS                                      $114,282,716           $114,168,283
     LESS ALLOWANCE FOR POSSIBLE LOAN LOSSES  $634,120)           ($1,465,000)
TOTAL EARNINGS ASSETS                     $172,089,216            $182,070,034

CASH AND NON-INTEREST EARNING DEPOSITS     $20,481,360            $15,394,879
BANK PREMISES - AT COST
     BUILDING & LAND                        $3,367,315            $3,367,315
     LEASEHOLD IMPROVEMENTS                 $1,981,873            $1,887,935
     FURNITURE, FIXTURES & EQUIPMENT        $2,922,688            $2,729,040
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION
                                           ($2,800,077)          ($2,597,611)

ACCRUED INTEREST RECEIVABLE                 $1,197,655            $1,068,744
OTHER ASSETS                                $3,852,485            $2,590,114
                                          $203,092,515            $206,510,450

          LIABILITIES & STOCKHOLDERS' EQUITY
DEPOSITS
     DEMAND, NON-INTEREST BEARING          $61,007,991              $68,358,671
     MONEY MARKET AND NOW                  $98,250,588              $95,972,857
     SAVINGS                               $13,259,276              $13,875,405
     TIME DEPOSITS OF $100,000 OR MORE      $5,286,951               $5,162,248
     OTHER TIME                             $7,705,679               $7,036,672
TOTAL DEPOSITS                            $185,510,485             $190,405,853

OTHER LIABILITIES                           $1,359,976               $1,322,395
TOTAL LIABILITIES                         $186,870,461            $191,728,248
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS EQUITY
     COMMON STOCK - NO PAR VALUE
     AUTHORIZED: 20,000,000 SHARES
     ISSUE AND OUTSTANDING : 1,839,116
     SHARES IN 1995 AND IN 1994             $6,848,120               $6,848,120
RETAINED EARNINGS                           $9,768,002               $8,513,693
UNREALIZED (LOSS) ON SECURITIES
AVAILABLE FOR SALE, NET                     ($394,068)               ($579,611)
     TOTAL STOCKHOLDERS' EQUITY            $16,222,054              $14,782,202
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                                           $203,092,515           $206,510,450

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994, HAS BEEN TAKEN FROM THE AUDITED
 FINANCIAL STATEMENTS.  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           ORANGE NATIONAL BANCORP
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                     QTR END   QTR END       YTD            YTD
                                    06/30/95  06/30/94  06/30/95       06/30/94
INTEREST INCOME:
     LOANS                      $3,223,573  $2,851,373  $6,178,272  $5,340,123
     TAXABLE INVESTMENT SECURITIES $636,642  $386,982   $1,225,346  $760,739
     NON TAXABLE INVESTMENT SECURITIES    $0        $0        $0          $0
     FED FUNDS SOLD & TIME CERT OF DEPOSIT
                                   $244,197   $145,522   $525,574   $259,380
          TOTAL                 $4,104,412  $3,383,877  $7,929,192  $6,360,242

INTEREST EXPENSE ON DEPOSITS:
     TIME DEPOSITS OF $100,000 OR MORE $47,300  $33,596  $92,212    $65,532
     OTHER                          $723,882  $549,397  $1,406,875  $1,093,390
          TOTAL                     $771,182  $582,993  $1,499,087  $1,158,922

     NET INTEREST INCOME        $3,333,230  $2,800,884  $6,430,105  $5,201,320

PROVISION FOR POSSIBLE CREDIT LOSSES$125,000   $85,000  $230,000       $135,000
     NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE CREDIT LOSSES     $3,208,230  $2,715,884  $6,200,105  $5,066,320

OTHER INCOME:
     SERVICE CHARGE ON DEPOSIT ACCOUNTS
                                  $281,085   $243,214     $531,529    $470,556
     OTHER                        $550,025   $606,934   $1,432,740  $1,470,571
          TOTAL                   $831,110   $850,148   $1,964,269  $1,941,127

OTHER EXPENSE:
     SALARIES, WAGES, EMPLOYEE BENEFITS
                               $1,476,021  $1,677,826   $3,079,220  $3,383,716
     OCCUPANCY EXPENSE OF BANK PREMISES
                                 $289,405  $280,430     $567,674    $561,394
     FURNITURE AND EQUIPMENT EXPENSE
                                 $178,879  $165,229    $348,652       $308,365
     OTHER                     $1,186,986  $1,241,978  $2,304,439   $2,562,139
          TOTAL                $3,131,291  $3,365,463  $6,299,985   $6,815,614

EARNINGS BEFORE INCOME TAXES    $908,049   $200,569    $1,864,389     $191,833
APPLICABLE INCOME TAXES (CREDITS $277,000   $78,918     $588,000      $68,848

NET EARNINGS                     $631,049  $121,651    $1,276,389     $122,985

EARNINGS PER SHARE                   $0.34     $0.07     $0.69       $0.07
                           ORANGE NATIONAL BANCORP

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    YEAR TO DATE   YEAR TO DATE
                                              06/30/95                 06/30/94
CASH FLOWS FROM OPERATING ACTIVITIES        $1,776,371               ($418,809)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment and leasehold improvements
                                           ($287,586)                 ($192,103)


NET (INCREASE) DECREASE IN:
Time certificates of deposits                       $0                 $198,000
Federal funds sold                          $14,565,000           $12,850,000
Securities                                 ($4,666,144)          ($4,452,810)
Loans                                      ($1,225,444)          ($3,249,740)

     NET CASH  PROVIDED BY INVESTING ACTIVITIES  $8,385,826     $5,153,347

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase/(decrease) in deposits        ($4,895,368)          ($3,036,176)

Dividends Paid                              ($180,348)             $0

     Net Cash (Used In) Financing Activities  ($5,075,716)        ($3,036,176)

     Increase in cash and non-interest earning deposits
                                            $5,086,481             $1,698,362

CASH AND NONINTEREST EARNING DEPOSITS

Beginning                                  $15,394,879            $13,385,346

End of period                              $20,481,360            $15,083,708

                     Orange National Bancorp & Subsidiary

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of
June 30, 1995, and the consolidated statements of earnings and statements of cash flows for the three month and six month periods ended June 30, 1995 and 1994, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and 1994, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December, 1994, annual report to shareholders. The results of the operations for the periods ended June 30, 1995 and 1994, are not necessarily indicative of the operating results for the full years.

2.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at June 30, 1995, and December 31, 1994, amounted to $1,264,108 and $477,000 respectively.

3.INCOME TAX MATTERS

There are no net deferred income tax assets or liabilities in the June 30, 1995 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                            $1,288,000
     Deferred tax liability                           (640,000)
     Valuation allowance for deferred tax asset       (648,000)

          Net deferred tax asset                       0

Management believes the valuation allowance is adequate. There has been no change in the allowance during the quarter ending June 30, 1995.

4.SECURITIES

The fair value of securities classified as held to maturity as of June 30, 1995 is $19,492,701. The unrealized losses of securities available for sale net of unrealized gains as of June 30, 1995 is $394,068.

5.SEGMENT INFORMATION

In 1994, the Company terminated its mortgage banking operations. The results of operations in 1994 were not significant. Accordingly there are no mortgage loans held for sale as of June 30, 1995.

6.  ANAYLYSIS FOR CREDIT LOSSES

An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1995                    1,465,000
     Charge offs                                   (133,745)
     Recoveries                                      72,866
     Provision for loan losses                      230,000

     Balance June 30, 1995                        1,634,121

At June 30, 1995, the Bank has classified $2,757,437 of its loans as impaired with a specific loan loss reserve of $528,814 and none of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended June 30, 1995 was 2,117,400. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended June 30, 1995 on loans classified as impaired was $20,125 which equals the amount of cash payments received.

                     ORANGE NATIONAL BANCORP & SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                       06/30/95             Percent

a.   Cash on Hand & Deposits with
     Correspondent Banks            $20,481,360             34.1%

b.   Federal Funds Sold              $13,650,000            22.8%

c.   Marketable Securities
     (Available for Sale)            $25,815,370            43.1%

               Total                 $59,946,730            100.0%

All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date the Bank has never needed to use these facilities.

The loan-to-deposit ratio at June 30, 1995, was 61.6%, compared to 60.0% at December 31, 1994. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 75.5% at June 30, 1995, compared to 74.0% at December 31, 1994.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are
on deposit with a solvent institution.   The ratio of total capital
(Shareholders' equity plus reserve for loan losses) to risk adjusted assets equalled 13.78% at June 30, 1995, as compared to 11.9% as of December 31, 1994. Primary capital to total loans was 14.2% at June 30, 1995, as compared to 12.9% as of December 31, 1994.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                             Results of Operations

                     2nd Quarter 1995 Vs. 2nd Quarter 1994
                      June 30, 1995        June 30, 1994

Total interest income for the three-month period and quarter ending
June 30, 1995, increased $720,535 or 21.3%, over the like period ending
June 30, 1994. Interest and fees on loans increased $372,200 or 13.1%, due to a increased loan portfolio, plus an increase in average loan interest rates. The average loan totals for the three-months ended June 30, 1995 was $116,077,693, compared to $111,756,193 for the three-month period of the prior year.
Because of the difference in loan interest rates between the two periods, average yield increased 90 basis points from 10.21% to 11.11% as of June 30, 1995. Investment income increased $348,335 or 65.4% over the prior period. This increase was caused by a 24.5% increase in investment accounts, plus a increase in average yields. U.S.Government Agencies and Securities represent 71.9% of the Bank's investment portfolio. Because of an increase in longer term investments and short term interest rates between the two periods, average yield increased 144 basis points from 4.37% to 5.81% as of June 30, 1995.

Total interest expense increased $188,189 or 32.3% for the subject period ended June 30, 1995, compared to the same period ended June 30, 1994, as a result of an increase in overall cost of funds. Average interest bearing accounts increased $11,332,256 or 9.9%. The cost of funds averaged 41 basis points move during this current quarter than the compared quarter in 1994.

Net interest income (total interest income less total interest expense) increased $532,346 or 19.0%, during the quarter ended June 30, 1995, over the same period in 1994.

The loan loss provision increased $40,000 or 47.1%, from $85,000 to $125,000 as of June 30, 1995, due to the adequacy of the loan loss reserve. At
June 30, 1995, the reserve level was at 1.43% of total loans and leases as compared to 1.35% at June 30, 1994. Total charge-offs in the three month period ended June 30, 1995 were $37,246 and recoveries were $58,371 compared to $62,820 in charge-offs and $49,091 in recoveries in the same period in
1994.  At June 30, 1995, non performing loans were $2,923,676 compared to
$3,215,000 at December 31, 1994.    Real Estate loans totalling $2,549,156
represent 79.3% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,634,120 is adequate and is in conformance with established loan policy and guidelines.

Other income decreased $19,038 or 2.2%. No gains or losses were realized on the sale of securities. Gains of $140,726 were realized on the sale of Small Business Administration Loans during the quarter ending June 30,1995, compared to $67,248 in gains in the same period in 1994. No gains were realized on the sale of equipment during the quarter ending June 30, 1995. No gains were realized in the quarter ending June 30, 1994. No mortgage brokerage fees were realized in the quarter ending June 30, 1995. Mortgage brokerage fees of $97,518 were realized in the quarter ending June 30, 1994.

Other expense decreased $234,172 or 7.0% from $3,365,463 in the second quarter of 1994, to $3,131,291 in the second quarter of 1995. This decrease was partially caused by a $201,805 or 12.0%, decrease in salary and benefit costs due to closure of the Mortgage Banking Division on June 1, 1994 and a decrease in staff due to a reorganizational study in the second half of 1994. Other expense decreased $54,992 or 4.4% as a result of the Mortgage Banking Division on June 1, 1994.

Operating profits before taxes for the quarter ended June 30, 1995 increased $707,508 or 352.9% over the like period in 1994. This increase in before tax profits occurred partially as the result of an increase in average loan interest rates and an increase in average investment yields and an decrease in other expense.

Net after taxes income for the three month period and quarter ended
June 30, 1995, was $631,049 compared to $121,651) for the three month period ending June 30, 1994.

                            Results of Operations

                      First Half 1995 Vs. First Half 1994
                        June 30, 1995    June 30, 1994

Total interest income for the six months ended June 30, 1995, increased $1,568,950 or 24.7%, over the like period ending June 30, 1994. Interest and fees on loans increased $838,149 or 15.7%, due to an increased loan portfolio, plus an increase in average loan interest rates. The average loan totals for the six-months ended June 30, 1995 was $115,561,456, compared to $112,866,715 for the six month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield increased 123 basis points from 9.46% to 10.69% as of June 30, 1995.
Investment income increased $730,801 or 71.6% over the prior period. This increase was caused by a 26.1% increase in the investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 67.7% of the Bank's investment portfolio. Because of an increase in longer-term investments between the two periods, average yield increased 150 basis points from 4.17% to 5.67% as of June 30, 1995.

Total interest expense increased $340,165 or 29.4% for the subject period ended June 30, 1995, compared to the same period ended June 30, 1994, as a result of an increase in overall cost of funds. Average interest bearing accounts
increased $10,061,694  or 8.73%.   The cost of funds averaged 38 basis points
more during the six month period ending June 30, 1995, over the same period in 1994.

Net interest income (total interest income less total interest expense) increased $1,228,785 or 23.6%, during the six months ended June 30, 1995, over the same period in 1994.

The loan loss provision increased $95,000, or 70.4%, from $135,000 as of June 30, 1994 to $230,000 as of June 30, 1995, based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of June 30, 1995, and it is within the guidelines of the loan loss reserve policy as approved by the Board of Directors.

Other income increased $23,142 or 1.2%. No gains or losses were realized on the sale of securities. Gains of $658,054 were realized on the sale of Small Business Administration Loans during the six months ending June 30, 1995.
Gains of $454,694 were realized in the six months ending June 30, 1994. Gains of $6,768 were realized on the sale of equipment during the six months ending
 June 30, 1995. No gains were realized on the sale of equipment in the six months ending June 30, 1994. No mortgage brokerage fees were realized in the six months ending June 30, 1995. Mortgage brokerage fees of $190,528 were realized in the six months ending June 30, 1994.

Other expense decreased $515,629, or 7.6% from $6,815,614 in the first half of
 1994, to $6,299,985 in the first half of 1995. This decrease was partially caused by a $304,496, or 9.0% decrease in salary and benefit costs due to the closure of the Mortgage Banking Division on June 1, 1994 and a decrease in staff due to a reorganizational study in the second half of 1994.

Other expense decreased $257,700 or 10.1% as a result of decreases in legal fees of $85,155, decreases in promotion expense of $46,999, increases in other real estate owned expense of $62,788, decreases in Broker Premium expense of $98,237, all relating to the growth of the bank and the closure of the Mortgage Banking Division on June 1, 1994.

Operating profits before taxes for the first half of 1995, increased $1,672,556, or 871.9%, over the same period in 1994. This increase in before tax profits occurred partially as a result of an increase in average loan interest rates and an increase in average investment yields and a decrease in other expense.

Net after taxes income for the six-month period ending June 30, 1995, was
$1,276,389 compared to $122,985 for the six month period ending June 30, 1994.

                           PART II OTHER INFORMATION


ITEM 1.   Legal proceedings

          No change since 10-K.

ITEM 2.   Changes in securities.

          None to report.

ITEM 3.   Defaults upon senior securities.

          Not applicable.

ITEM 4.   Submission of matters for vote of securities holders.

          A.   Annual meeting held at Orange National Bank May 22, 1995.

          B. Meeting resulted in the election of the below-listed Directors for one-year term:

               William Frantz           Charles R. Foulger
               Michael W. Abdalla       Gerald R. Holte
               Fred Barrera             James E. Mahoney
               Michael J. Christianson  Wayne F. Miller
               Kenneth J. Cosgrove      Harlan Smith
               Robert W. Creighton      San E. Vacarro
               Armand Durante

               All votes by proxy, resulting in total management nominees
               elected.   Secondly, there was no solicitation in opposition
               to management's nominees.

          C. Meeting resulted in the ratification of the appointment of McGladrey & Pullen as independent public accountant for Bancorp and its subsidiaries, Orange National Bank and ONB Mortgage Corporation for the year 1995 by a vote of 1,043,542 for and 0 against the ratification.

ITEM 5.   Other information.

          None to report.

ITEM 6.   Exhibits and reports on Form 8-K.

                         A. Exhibits: Proxy Report, which is incorporated herein by reference filed on 4/19/95.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Wayne F. Miller                                                August 11, 1995
Wayne F. Miller                                                           Date
Chief Executive Officer






Robert W. Creighton                                            August 11, 1995
R.W. Creighton                                                            Date
Secretary & Chief Financial Officer