Form 10-Q
period 1995-09-30
ORANGE NATIONAL BANCORP
filed 1995-11-29
CIK 801443

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
                                 ********

                    Quarterly Report Under 13 or 15(d)
                    of Securities Exchange Act of 1934

                  FOR QUARTER ENDED:  September 30, 1995

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Orange National Bancorp as of November 7, 1995 is 1,933,571.

          ORANGE NATIONAL BANCORP
          CONSOLIDATED BALANCE SHEET

                              09/30/95       12/31/94
     ASSETS              (UNAUDITED)         (NOTE*)
TIME CERTIFICATES OF DEPOSIT                 0         0
SECURITIES:
          SECURITIES HELD TO MATURITY   19969105       21903980
          SECURITIES AVAILABLE FOR SALE 17535527       19247771
FEDERAL FUNDS SOLD                 30282000       28215000
LOANS                              114789348      114168283
          LESS ALLOWANCE FOR POSSIBLE CREDIT LOSSES
                                   -1709937       -1465000
TOTAL EARNING ASSETS               180866043      182070034

CASH AND NON-INTEREST EARNING DEPOSITS
                              20704296       15394879
BANK PREMISES - AT COST
          BUILDING & LAND                    3405386        3367315
          LEASEHOLD IMPROVEMENTS        2076597        1887935
          FURNITURE, FIXTURES & EQUIPMENT    2981494        2729040
          LESS ACCUMULATED DEPRECIATION AND AMORTIZATION
                                   -2928954       -2597611
ACCRUED INTEREST RECEIVABLE        1150751        1068744
OTHER ASSETS                       2952114        2590114
                                   211207727      206510450

           LIABILITIES & STOCKHOLDERS' EQUITY

DEPOSITS
          DEMAND, NON-INTEREST BEARING  66205095       68358671
          MONEY MARKET AND NOW          102347946      95972857
          SAVINGS                       12340693       13875405
          TIME DEPOSITS OF $100,000 OR MORE  4943086        5162248
          OTHER TIME                         7444979        7036672
TOTAL DEPOSITS                     193281799      190405853

OTHER LIABILITIES                  1079192        1322395
TOTAL LIABILITIES                  194360991      191728248
COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS EQUITY
           COMMON STOCK - NO PAR VALUE

           AUTHORIZED: 20,000,000 SHARES

           ISSUED AND OUTSTANDING : 1,933,571

           SHARES IN 1995 AND IN 1994        7491811        6848120
RETAINED EARNINGS                  9550921        8513693
UNREALIZED GAIN(LOSS) ON SECURITIES

AVAILABLE FOR SALE, NET            -195996        -579611
TOTAL STOCKHOLDERS' EQUITY         16846736       14782202
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                              211207727      206510450

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1994, HAS BEEN TAKEN FROM THE
AUDITED FINANCIAL
STATEMENTS.  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               ORANGE NATIONAL BANCORP

                          CONSOLIDATED STATEMENT OF INCOME

                               (UNAUDITED)



               QTR ENDING     QTR ENDING     YEAR TO DATE    YEAR TO DATE

                    09/30/95       09/30/94       09/30/95       09/30/94
INTEREST INCOME:

          LOANS AND LEASES
                    3132437        2925565        9310709        8265688
     TAXABLE INVESTMENT SECURITIES
                    656417         402167         1881763        1162906
     NONTAXABLE INVESTMENT SECURITIES
                         $0        $0        $0        $0
          FEDERAL FUNDS SOLD & TIME CERTIFICATES OF DEPOSIT
                    259215         198318         784789         457698

        TOTAL       4048069        3526050        11977261       9886292

INTEREST EXPENSE ON DEPOSITS:
     TIME DEPOSITS OF $100,000 OR MORE
                    61948          54745           154160         120277
     OTHER          740808         586200         2147683        1679590

     TOTAL          802756         640945         2301843        1799867

         NET INTEREST INCOME
                    3245313        2885105        9675418        8086425

PROVISION FOR POSSIBLE CREDIT LOSSES
                     75000           60000           305000         195000
     NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES
                    3170313        2825105        9370418        7891425

OTHER INCOME:
          SERVICE CHARGE ON DEPOSIT ACCOUNTS
                    265816         248405         797345         718961
     OTHER          396526         669402         1829266        2139973

     TOTAL          662342         917807         2626611        2858934

OTHER EXPENSE:
         SALARIES, WAGES, EMPLOYEE BENEFITS
                    1397001        1621968        4476221        5005684
              OCCUPANCY EXPENSE OF BANK PREMISES
                    276669         286640         844343         848034
              FURNITURE AND EQUIPMENT EXPENSE
                    180520         145639         529172         454004
              OTHER      1109029        1046623        3413468        3608762

             TOTAL 2963219        3100870        9263204        9916484

EARNINGS BEFORE INCOME TAXES
                    869436         642042         2733825        833875

APPLICABLE INCOME TAXES (CREDITS)
                    281000         256178         869000         325026


NET EARNINGS        588436         385864         1864825        508849


EARNINGS PER SHARE       0.3            0.2            0.96           0.26

          ORANGE NATIONAL BANCORP


     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (UNAUDITED)

                              (UNAUDITED)
               YEAR TO DATE                  YEAR TO DATE

                    09/30/95                 09/30/94
CASH FLOWS FROM OPERATING ACTIVITIES
                    2829489                  1120845

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment and leasehold improvements
               -479187                  -235310

     NET (INCREASE) DECREASE IN:

     Time certificates of deposits      0                   198000

     Federal funds sold            -2067000                 1695000

     Securities                    4223580                  -4451497
     Loans                    -1889499                 1671311

     Federal Reserve Bank Stock         0                   0

          NET CASH (USED IN) INVESTING ACTIVITIES
                         -212106                  -1122496

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase in deposits      2875946                  3022103
     Dividends Paid           -183912                  0

          NET CASH PROVIDED BY FINANCING ACTIVITIES
                         2692034                  3022103
          Increase (decrease) in cash and non-interest earning deposits
                         5309417                  3020452

CASH AND NONINTEREST EARNING DEPOSITS

     Beginning                15394879                 13385346

     End of period            20704296                 16405798

Orange National Bancorp & Subsidiary

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of September 30, 1995, and the consolidated statements of earnings and statements of cash flows for the three month and nine month periods ended
September 30, 1995 and 1994, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and 1994, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December, 1994, annual report to shareholders. The results of the operations for the periods ended September 30, 1995 and 1994, are not necessarily indicative of the operating results for the full years.

2.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at September 30, 1995, and December 31, 1994 amounted to $1,247,000 and $477,000 respectively.

3.INCOME TAX MATTERS

There are no net deferred income tax assets or liabilities in the September 30, 1995 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred Tax Assets                $1,288,000
     Deferred Tax Liability                 (640,000)
     Valuation allowance for deferred tax asset       (648,000)

          Net Deferred tax asset             0

Management believes the valuation allowance is adequate. There has been no change in the allowance during the quarter ending September 30, 1995.

4.SECURITIES

The fair value of securities classified as held to maturity as of September 30, 1995 is $19,602,628. The unrealized losses of securities available for sale net of unrealized gains and net of applicable income taxes as of September 30, 1995 is $195,996.

5.SEGMENT INFORMATION

In 1994, the Company terminated its mortgage banking operations.  The results of operations in 1994 were not significant. Accordingly there are no mortgage loans held for sale as of September 30, 1995.

6. ANALYSIS FOR CREDIT LOSS

Analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1995                    1,465,000
     Charge offs                               (159,318)
     Recoveries                                   99,255
     Provision for loan losses                       305,000

     Balance September 30, 1995                   1,709,937

At September 30, 1995, the bank has classified $2,749,622 of its loans as impaired with a specific loan loss reserve of $526,029 and $627,144 of its loans as impaired with no related loss reserve as determined in accordance with this September Statement. The average recorded investment in impaired loans during the quarter ended September 30, 1995 was $3,067,000. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended
September 30, 1995 on loans classified as impaired was $10,094 which equals the amount of cash payments received.

                   ORANGE NATIONAL BANCORP & SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                       09/30/95             Percent

a.   Cash on Hand & Deposits with
     Correspondent Banks           $20,704,296              30.2%

b.   Federal Funds Sold            $30,282,000              44.2%

c.   Marketable Securities              $17,535,527              25.6%
     (Available for Sale)

               Total               $68,521,823              100.0%

All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, the Bank has never needed to use these facilities.

The loan-to-deposit ratio at September 30, 1995, was 59.4%, compared to 60.0% at December 31, 1994. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 90.6% at
September 30, 1995, compared to 74.0% at December 31, 1994.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are
on deposit with a solvent institution.   The ratio of total capital
(Shareholders' equity plus reserve for loan losses) to total risk adjusted assets equalled 13.17% at September 30, 1995, as compared to 11.9% as of December 31, 1994. Primary capital to total loans was 14.7% at September 30, 1995 as compared to 12.9% as of December 31, 1994.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                           Results of Operations

                   3rd Quarter 1995 Vs. 3rd Quarter 1994
                 September 30, 1995    September 30, 1994

Total interest income for the three month period & quarter ending
September 30, 1995, increased $522,019 or 14.8%, over the like period ending September 30, 1994. Interest and fees on loans increased $206,872 or 7.1%, due to a decrease in the average loan portfolio, plus an increase in average loan interest rates. The average loan totals for the three months ended September 30, 1995 was $114,780,710, compared to $118,282,891 for the three month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield increased 103 basis points from 9.89% to 10.92% as of September 30, 1995. Investment income increased $315,147 or 52.5% over the prior period. This increase was caused by a 25.0% increase in the investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 55.3% of the Bank's investment portfolio. Because of an increase in the longer term investments and short term interest rates between the two periods, average yield increased 103 basis points from4.71% to 5.74% as of September 30, 1995.

Total interest expense increased $161,811 or 25.3% for the subject period ended September 30, 1995, compared to the same period ended September 30, 1994 as a result of an increase in overall cost of funds. Average interest bearing accounts increased $5,443,037 or 4.5%. The cost of funds averaged 43 basis points more during the current quarter than the compared quarter in 1994.

Net interest income (total interest income less total interest expense) increased $360,208 or 12.5%, during the quarter ended September 30, 1995, over the same period in 1994.

The loan loss provision increased $15,000, or 25.0%, from $60,000 to $75,000 as of September 30, 1995, due to the adequacy of the loan loss reserve. At September 30, 1995, the reserve level was at 1.49% of total loans as compared to 1.33% as September 1994. Total charge-offs in the three month period ended September 30, 1995 were $25,573 and recoveries were $26,389 compared to $187,582 in charge-offs and $48,968 in recoveries in the same period in 1994. At September 30, 1995, non performing loans were $4,340,048 compared to 3,215,000 at December 31. 1994, This increase was caused by a net increase of 7 loans to the non performing category. Real Estate loans totaling $3,690,641 represent 85.0% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,709,937 is adequate and is in conformance with established loan policy and quidelines.

Other income decreased $255,465 or 27.8%. Gains of $40,385 were realized on the sale of securities during the quarter ending September 30, 1995, No gains were realized in the quarter ending September 1994. No Gains were realized on the sale of Small Business Administration Loans during the Quarter ending September 30, 1995. Gains of $188,162 were realized on the sale of Small Business Administration Loans during the quarter ending September 30, 1994. Gains of $1,787 were realized on the sale of equipment in the quarter ending
 September 30, 1995. No gains were realized on the sale of equipment in the quarter ending September 30, 1994.

Other expense decreased $137,651, or 4.4% from $3,100,870 in the third quarter of 1994, to $2,963,219 in third quarter of 1995. Salary and benefit costs decreased $224,967 due to the closure of the Mortgage Banking Division on June 1, 1994 and a decrease in staff due to a reorganizational study in the second half of 1994. Other expense increased $62,406 or 6.0% as a result of increases in other real estate owned expense of $205,246, and a decrease in Data
 Processing expense of $60,146 relating to a new data processing contract in the second quarter of 1995, and a decrease in promotion expense of $41,102 as a result of the closure of the Mortgage Banking Division on June 1, 1994.

Operating profits before taxes for the quarter ended September 30, 1995 increased $227,394, or 35.4%, over the like period in 1994. This increase in before tax profits occurred partially as a result of an increase in average loan interest rates and an increase in average investment yields and a decrease in other expense.

Net after taxes income for the three month period and  quarter ended
September 30, 1995, was $588,436 compared to $385,864 for the three month period and quarter ended September 30, 1994.

                           Results of Operations

                   Nine Months 1995 Vs. Nine Months 1994
               September 30, 1995        September 30, 1994

Total interest income for the nine months ended September 30, 1995, increased $2,090,969 or 21.2%, over the like period ending September 30, 1994. Interest and fees on loans increased $1,045,021 or 12.6%, due to the increased loan portfolio, plus an increase in average loan interest rates. The average loan totals for the nine months ended September 30, 1995 was $115,298,347, compared to $114,691,947 for the nine month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield increased 116 basis points from 9.61% to 10.77% as of September 30, 1995. Investment income increased $1,045,948 or 64.5% over the prior period. This increase was caused by a 25.7% increase in investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 65.3% of the Bank's investment portfolio. Because of an increase in longer term investments between the two periods, average yield increased 135 basis points from 4.35% to 5.70% as of September 30, 1995.

Total interest expense increased $501,976 or 27.9% for the subject period ended September 30, 1995, compared to the same period ended September 30, 1994 as a result of an increase in overall cost of funds. Average interest bearing accounts increased $8,145,753 or 7.0%. The cost of funds averaged 40 basis points more during the nine month period ending September 30, 1995 over the same period in 1994.

Net interest income (total interest income less total interest expense) increased $1,588,993 or 19.7%, during the nine months ended September 30, 1995, over the same period in 1994.

The loan loss provision increased $110,000 or 56.4%, from $195,000 as of
 September 30, 1994 to $305,000 as of September 30, 1995 based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of September 30, 1995, and it is within the quidelines of the loan loss reserve policy as approved by the Board of Directors.

Other income decreased $232,323 or 8.1%. Gains of $40,385 were realized on the sale of securities during the nine months ending September 30, 1995. No gains
were realized in the nine months ending September 30, 1994.   Gains of $658,054
were realized on the sale of Small Business Administration Loans during the nine months ending September 30, 1995. Gains of $642,856 were realized in the nine months ending September 30, 1994. Gains of $8,555 were realized on the sale of equipment in the nine months ending September 30, 1995. No gains were realized on the sale of equipment in the nine months ending September 30, 1994. No mortgage brokerage fees were realized in the nine months ending
September 30, 1995. Mortgage brokerage fees of $193,267 were realized in the nine months ending September 30, 1994.

Other expense decreased $653,290 or 6.6% from $9,916,484 in the first nine months of 1994, to $9,263,204 in the first nine months of 1995. This decrease was partially caused by a $529,463, or 10.6% decrease in salary and benefit costs due to the closure of the Mortgage Banking Division on June 1, 1994, and a
 decrease in staff due to a reorganizational study in the second half of 1994. Furniture and Equipment expense increased $75,158 or 16.6% as a result of the expansion of the Bank's Information Systems Department. Other expense decreased
 $195,294 or 5.4% as a result of decreases in legal fees of $92,902, decreases in promotion expense of $88,072, increases in other real estate owned expense of
 $268,034, decreases in Broker Premium expense of $98,237, all relating to the growth of the bank and the closure of the Mortgage Banking Division on June 1, 1994.

Operating profits before taxes for the first nine months of 1995 increased $1,899,950 or 227.8% over the same period in 1994. This increase in before tax profits occurred partially as the result of an increase in average loan interest rates and an increase in average investment yields and a decrease in other expense.

Net after taxes income for the nine month period ending September 30, 1995, was $1,864,825 compared to $508,849 for the nine month period ending
September 30, 1994.

                         PART II OTHER INFORMATION




ITEM 1.   Legal proceedings

          No change since 10-K.

ITEM 2.   Changes in securities.

          None to report.

ITEM 3.   Defaults upon senior securities.

          Not applicable.

ITEM 4.   Submission of matters for vote of securities holders.

          None to report.

ITEM 5.   Other information.

          None to report.

ITEM 6.   Exhibits and reports on Form 8-K.

          None to report.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Wayne F. Miller                                           November 14, 1995
Wayne F. Miller                                                        Date
Chief Executive Officer






Robert W. Creighton                                       November 14, 1995
R.W. Creighton                                                         Date
Secretary & Chief Financial Officer