Form 10-K
period 1995-12-31
ORANGE NATIONAL BANCORP
filed 1996-04-01
CIK 801443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C 20549
                            FORM 10-K
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

For the Fiscal Year Ended December 31, 1995
                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from.......................................
     to.............................................
     Commission File No. 33-8743

                    Orange National Bancorp
        (Exact Name of Registrant as Specified in Charter)

                           California
                (State or Other Jurisdiction of
                 Incorporation or Organization)
                           33-0190684
               (I.R.S. Employer Identification No.)


                     1201 E. Katella Avenue
                       Orange, California
             (Address of Principal Executive Offices)
                             92667
                            (Zip Code)


            Registrant's telephone number, including
                            area code
                          (714) 771-4000

Securities registered pursuant to Section 12(b) of the Act:

                      Title of Each Class
                    Name of Each Exchange on
                        Which Registered


                               None
                              None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock
                         (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 15,1996, the aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $13,638,353. The aggregate market value of the voting shares held by nonaffiliates includes all stockholders except officers and directors and was computed based on a market price which resulted from a recent trade.

1,937,646 Shares of Common Stock were outstanding at March 15, 1996.

               DOCUMENTS INCORPORATED BY REFERENCE



                      Document Incorporated
                       Part of Form 10-K
                     into which incorporated


Definitive Proxy Statement for the
Annual Meeting of Stockholders to be
filed within 120 days of the fiscal
year ended December 31, 1995


                             Part III

                       TABLE OF CONTENTS

                             PART I

ITEM                                                         Page

1.   Business                                                4-20

2.   Properties                                                20

3.   Legal Proceedings                                         20

4.   Submissions of Matters to a Vote of Security Holders      20

                            PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters21

6.   Selected Financial Data                                   21

7.   Management's Discussion and Analysis of Financial Condition and Results
of Operations                                               22-27

8.   Financial Statements and Supplementary Data               27

9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures                                          27

                            PART III

10.  Directors and Executive Officers of the Registrant        28

11.  Executive Compensation                                    28

12.  Security Ownership of Certain Beneficial Owners and Management28

13.  Certain Relationships and Related Transactions            28

                            PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K29

Signatures                                                  30-31

Index to Exhibits                                              32

                             PART I.


ITEM 1.   BUSINESS

General

     Orange National Bancorp (the "Bancorp") was organized and incorporated under the laws of the State of California on July 28, 1986, at the direction of the Board of Directors of Orange National Bank (the "Bank") and for the purpose of becoming a bank holding company to acquire all the outstanding capital stock of the Bank. The principal location of the Bancorp and its operations is at the head office of the Bank located at 1201 East Katella Avenue, Orange, CA 92667. On January 16, 1987, with the approval of the Comptroller of the Currency and the Federal Reserve Bank of San Francisco, the Bank became a wholly-owned subsidiary of the Bancorp, and the Bancorp commenced operations as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and became subject to the supervision and regulation of the Board of Governors of the Federal Reserve System.

     Substantially all consolidated operating income and net income is presently derived from banking related activities. For the foreseeable future, it is expected that such banking related activities will continue to represent the Bancorp's primary source of operating income and net income. In 1992, the Bancorp formed a new subsidiary to perform mortgage brokerage services. In 1993, the Company began mortgage banking operations including origination, sale and servicing of mortgage loans. During 1994, the Company ceased its mortgage banking operations and there were no gains or losses on the disposal of the Segment. The Bank was organized and chartered as a national banking association
on October 31, 1979 and opened for business on the same date.   The Bank
currently has six offices. Its head office is located at 1201 East Katella Avenue, Orange, California 92667 and the five branch offices are located at 77 Plaza Square, Orange, California 92666; 2019 West Orangewood Avenue, Orange, California 92668; 7510 East Chapman Avenue, Orange, California 92669; 800 Glenneyre Road, Laguna Beach, California 92651; and 25255 Cabot Road, Laguna
Hills, California 92653.   Additional administration offices are located  at
2117 West Orangewood Avenue, Orange, California 92668 and at 115 and 274 North Glassell Street, Orange, California 92666.



Narrative Description of Business

     The Bancorp is engaged in the ownership of one commercial bank.   During
1993 and 1994 the Bancorp was involved in mortgage banking operations.    These
operations were discontinued in 1994.   The Bancorp does not consider its
business to be seasonal nor is any material part of the business of the Bancorp and its subsidiaries dependent upon a single customer or a few customers and the loss of any one customer would not have a material adverse effect upon the Bancorp or its subsidiary. Neither the Bancorp nor its subsidiary are engaged in operations outside the United States or derive a portion of revenues from customers located outside of the United States. Losses from the discontinued mortgage banking operations totaled $224,000 in 1994 and $258,000 in 1993.

     The Bank offers a full range of commercial banking services, including the acceptance of demand, savings and time deposits, and the making of commercial, real estate, Small Business Administration, personal, home improvement, automobile, and other installment and term loans. It also offers travelers' checks, safe deposit boxes, notary public, international banking, and other customary bank services to its customers, except trust services. The Bank's lobby is open from 9:00 a.m. to 5:00 p.m., Monday through Thursday, and 9:00 a.m. through 6:00 p.m. on Friday. In addition, drive-up services are available at the Bank's main office. The Bank is insured by Federal Deposit Insurance Corporation and is a member of the Federal Reserve System.

Narrative Description of Business (Continued)

     The Bank currently does not issue VISA or MASTERCARD credit cards but honors merchant drafts under both types of cards, and its customers are offered MASTERCARD and VISA credits cards through one of its correspondent banks. In addition, although management of the Bank believes there is a need for trust services in its service area, the Bank does not operate or have any present intention to seek authority to operate a trust department since management of the Bank believes that the costs of establishing and operating such a department would not be justified by the potential income to be gained therefrom.

     The three general areas in which the Bank has directed virtually all of its lending activities are (I) commercial loans, (ii) loans to individuals, and
(iii) residential, commercial, and construction real estate loans. As of December 31, 1995, these three categories accounted for approximately 36.2%, 9.1%, and 53.7%, respectively, of the Bank's loan portfolio. The Bank's commercial loans are primarily to small and medium sized businesses and are for terms ranging primarily from 30 days to 5 years, with the majority of loans being due within one year. Consumer installment loans are for a maximum term of 48 months for unsecured loans and for a term of the depreciable life of tangible property used as collateral for secured loans.
 Commercial real estate loans are generally for terms of up to 5 years. Approximately 85% of loans are written with variable interest rates.

     As of December 31, 1995, the Bank has total unused loan and credit commitments of $25,272,000 of which $1,533,000 were standby letters of credit and $23,739,000 were commitments to grant loans. The Bank presently has sufficientliquidity to fund all loan commitments.

     Although the loan portfolio is diversified, as of December 31, 1995, the Bank is the creditor for approximately $4.8 million of loans to companies or individuals and approximately $6.3 million in loan commitments which are unsecured. The Bank's policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Bank is willing to undertake.

     The Bank's deposits are attracted primarily from individuals and commercial enterprises. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have nor does it anticipate originating any brokered deposits.

     As of December 31, 1995, the Bank had approximately $70.2 million in total noninterest bearing demand deposits, $12.5 million in savings, $14.6 million in time deposits for individuals and corporations, and $91.7 million in NOW and money market accounts.

     As of December 31, 1995, the Bank had total deposits of approximately $189.0 million. This total accounted for approximately 13% of the total deposits in the City of Orange and surrounding service area, and approximately 1% of the total deposits in the Laguna Beach area.

     The principal source of the Bank's income are interest and fees and other charges from the Bank's loan portfolio and interest income on the Bank's investments. For 1995, these sources comprised approximately 66.9% and 18.7%, respectively, of the Bank's total income for this period. The remaining significant sources of income are from fees on deposit accounts and other customer services.

Distribution of Assets, Liabilities, and Stockholders' Equity

     The following schedule shows the average balance of the Bancorp's assets, liabilities, and stockholders' equity accounts and the percentage distribution of the items, computed using the average daily balances for the periods indicated. Percentages indicated below are percentages of total average assets. (In thousands of dollars, except percent amounts.):


                     Year Ended December 31,
              ASSETS                     1995                             1994
Cash and due from banks              $19,679    9.5%         $18,934      9.8%
Interest bearing deposits at
financial institutions                 0          0              2           0
Securities                             43,073     20.8        32,960      17.0
Federal funds sold                     20,372      9.9        19,944      10.3

Loans                                 114,820     55.4       114,718      59.3
Less allowance for loan losses         (1,601)    (0.7)       (1,562)     (0.8)

               Net loans              113,219     54.7       113,156      58.5

Bank premises and equipment,  net       5,483      2.7         5,492       2.8

Accrued interest receivable and
other assets                            5,101      2.4         3,143       1.6

               TOTAL ASSETS          $206,927    100.0%     $193,631     100.0%

                 LIABILITIES AND STOCKHOLDERS'
                             EQUITY

Deposits:

     Noninterest-bearing, demand      $64,372     31.1%      $59,628      30.8%
     Market rate and money
     market, demand                    99,182     47.9        90,734      46.9
     Savings                           13,474      6.5        14,229       7.3
     Time                              12,511      6.1        13,650       7.1

               Total deposits         189,539     91.6       178,241      92.1

Other liabilities                       1,286      0.6           869       0.4

               Total liabilities      190,825     92.2       179,110      92.5

Stockholders' equity:

     Common stock                       7,109      3.4         6,848       3.5
     Retained earnings                  8,993      4.4         7,673       4.0
     Total stockholders' equity        16,102      7.8        14,521       7.5

             TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY   $206,927    100.0%     $193,631     100.0%

            ASSETS                       1993

Cash  and due from banks              $18,812          10.1%
Interest bearing deposits at
financial institutions                  4,266           2.3
Securities                              8,930           4.8
Federal funds sold                     28,522          15.3

Loans                                 118,774          63.7
Less allowance for loan losses         (1,732)         (0.9)

               Net loans              117,041          62.8

Bank premises and equipment,  net       5,619           3.0
Accrued interest receivable and
other assets                            3,213           1.7

               TOTAL ASSETS          $186,403         100.0%


      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:

     Noninterest-bearing, demand      $51,141          27.4%
     Market rate and money
     market, demand                    88,661          47.6
     Savings                           14,354           7.7
     Time                              14,923           8.0

               Total deposits        $169,079          90.7

Other liabilities                       2,540           1.4

               Total liabilities      171,619          92.1

Stockholders' equity:

     Common stock                       6,848           3.5
     Retained earnings                  7,936           4.2
     Total stockholders' equity        14,784           7.9

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY         $186,403         100.0%

Interest Income Rates

     Certain information concerning average interest-earning assets and yields thereon is set forth in the following chart. Amounts outstanding are the average daily balances for the respective periods. Yields and amounts earned include loan origination fees. Non-accrual loans have been included for the purposes of this analysis. Tax exempt income is not presented on a tax equivalent basis as the amounts are not material. (In thousands of dollars, except  percent amounts.):

                                 Year Ended December 31,
          Category               1995              1994                  1993

Interest bearing deposits at
financial institutions:

     Average outstanding           $-                 $2               $4,266
     Average yield                  -                  -                 3.59%
     Amount of interest earned      -                  -                 $153

Securities:

     Average outstanding          $43,073          $32,960             $8,930
     Average yield                   5.74%            4.87%              4.87%
     Amount of interest earned     $2,471           $1,606               $435

Federal funds sold:

     Average outstanding          $20,372          $19,944            $28,522
     Average yield                   5.63%            4.12%              2.82%
     Amount of interest earned     $1,146             $822               $805

Net loans:

     Average outstanding         $113,219         $113,156           $117,041
     Average yield                  11.44%           10.15%              9.42%
     Amount of interest  and
     fees earned                  $12,954          $11,480            $11,022

Total earning assets:

     Average outstanding         $176,664          166,062           $158,759
     Average yield                   9.38%            8.38%              7.82%
     Amount of interest earned    $16,571          $13,908            $12,415

Interest Expense Rates

     The following table sets forth the Bancorp's amount of savings and time deposits and other borrowings and the average rate paid on such deposits and borrowings for the periods indicated. (In thousands of dollars, except percent amounts.) Amounts outstanding are the average daily balances outstanding for the respective periods:

          Category                     Year Ended December 31,
                              1995                1994               1993
Market rate and money market deposits(1)

     Average outstanding         $99,182        $90,734           $88,661
     Average rate paid              2.34%          2.01%             2.10%
     Amount of interest paid or
         accrued                  $2,325         $1,826            $1,865

Savings:

     Average outstanding         $13,474        $14,229           $14,354
     Average rate paid              1.98%          2.00%             2.30%
     Amount or interest paid or
         accrued                    $267           $285              $330



Time:

     Average outstanding         $12,511        $13,650           $14,923
     Average rate paid              4.39%          2.90%             2.87%
     Amount of interest paid or
         accrued                    $549           $396              $428

Total interest-bearing liabilities:

     Average outstanding        $125,167       $118,613          $117,938
     Average rate paid              2.51%          2.11%             2.22%
     Interest expense             $3,141         $2,507            $2,623

(1) Market rate and money market deposits include only interest-bearing transaction accounts.

Net Yield on Interest- Earning Assets 7.60%        6.87%             6.17%

Rate/Volume Analysis of Net Interest Income

The following table sets forth the cause and amounts of change in interest earned and paid for the periods indicated (In thousands of dollars):

                                   1995 over 1994 (1)
                             Volume      Rate     Total

Increase (decrease) in:

  Interest income:

    Interest-bearing deposits
    at financial institutions    $-0-      $-0-      $-0-
    Investment securities         493       372       865
    Federal funds sold             18       306       324
    Net loans                       6     1,468     1,474

    Total earning assets         $517    $2,146    $2,663


Interest expense:

   Market rate and money
   market deposits               $170      $329      $499
   Savings deposits               (15)       (3)      (18)
   Time deposits                  (33)      186       153

   Total Interest-bearing
   liabilities                   $122      $512      $634

<CAPTION

                                    1994 over 1993 (1)

                                Volume     Rate       Total

Increase (decrease) in:

Interest income:

     Interest-bearing deposits
     at financial institutions  $(153)       $-0-     $(153)
     Investment securities      1,170           1     1,171
     Federal funds sold          (242)        259        17
     Net loans                   (366)        824       458

     Total earning assets        $409      $1,084    $1,493

Interest expense:

     Market rate and money
     market deposits              $44        $(83)     $(39)
     Savings deposits              (3)        (42)      (45)
     Time deposits                (37)          5       (32)

     Total Interest-bearing
     liabilities                   $4       $(120)     $(116)

(1)The variance not solely due to rate or volume is allocated to the rate variances. Non-accrual loans have been included for the purpose of this analysis. Loan fees of approximately $1,089,000 for 1995 , $1,153,000 for 1994, and $1,042,000 for 1993 have been included for purposes of this analysis. Tax exempt income is not presented on a tax equivalent basis as the amounts are not material.

Securities

          The Bank's Board of Directors reviews all securities transactions on a monthly basis. There are no securities from a single issuer other than securities of the U.S. Government, Agencies and corporations whose aggregate
market value is greater than 10% of stockholders' equity.   The following
schedule summarizes the amounts and the distribution of the Bank's securities held to maturity as of the dates indicated (in thousands of dollars)


                                      December 31,
                                   1995                     1994

                          Amortized         Market       Amortized      Market
                          Cost (1)          Value        Cost (1)       Value

Mortgage-backed securities  $12,479         $12,421      $12,857       $11,745

U.S. Treasury securities and
obligations of other U.S.
Government agencies and
corporations                   -0-             -0-         8,873         8,649

Other                          174             174           174           174

     Total                 $12,653         $12,595       $21,904       $20,568

                                               1993

                           Amortized         Market
                           Cost (1)          Value
Mortgage-backed securities   $9,076          $8,959

U.S. Treasury securities and
obligations of other U.S.
Government agencies and
corporations                   999              975

Other                          174              174

     Total                 $10,249          $10,108

(1)Securities held to maturity are stated at cost as disclosed in the notes to financial statements, adjusted for amortization of premium and accretion of discount.

   The securities classified as available for sale as of the dates indicated are as follows (in thousands of dollars):


                                       December 31,

                                  1995                   1994
                            Amortized       Market      Amortized    Market
                            Cost            Value (2)   Cost         Value(2)

U.S. Treasury securities and
obligations of other U.S.
Government agencies and
corporations                  $24,984       $24,914      $15,940      $15,377

Mortgage-backed securities      2,018         1,994        4,024        3,871

     Total                    $27,002       $26,908      $19,964      $19,248

                                     1993

                             Amortized        Market
                             Cost             Value (2)
                                               <C.
U.S. Treasury securities and
obligations of other U.S.
Government agencies and
corporations                   $10,010        $9,993

Mortgage-backed securities       8,020         7,912

     Total                     $18,030       $17,905

(2)Securities available for sale are stated at market value with unrealized gains and losses being reported as an adjustment to stockholders' equity net of the related tax effect.

   None of the mortgage-backed securities are classified as "high risk" by the Bank's regulators.

            On March 31, 1994, the Company transferred certain securities from available for sale to held to maturity. The amortized cost and fair value of the securities at date of transfer were $5,972,000 and $5,701,000, respectively. Amortized cost of held to maturity securities is presented net of approximately $192,000 of unrealized loss on the securities transferred from available for sale.

On December 29, 1995 the Company reassessed the appropriateness of the classification of all securities in accordance with the issuance of Financial Accounting Standards Board Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities. As a result, the Company transferred debt securities at their fair value of $4,995,483 on December 29, 1995 previously classified as held-to-maturity into available-for-sale securities and recorded an unrealized holding loss of $3,827.

Maturity of Investment Securities

            The following table summarizes the maturity of the Bancorp's and Bank's securities and weighted average yield as of December 31 1995 (in thousands of dollars, except percent amounts):

                          Principal Amount   Book Value(1)  Average Yield(2)

Mortgage-backed securities(3)   $14,641         $14,473         5.28%

U.S. Treasury Securities and
obligations of U.S.
Government Agencies and
corporations:

     Due within one year          6,000           6,004         5.62%

     Due after one year but
     within five years           19,000          18,910         5.77%

Other                               174             174         5.87%

          Total Securities      $39,815         $39,561         5.57%

(1)Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, securities available for sale are recorded at quoted market values.

(2)Weighted average yield is the yield on the book value of the security computed on the coupon rate and amortization of premium and accretion of discount.

(3)Mortgage-backed securities are not scheduled for maturities due to the periodic principal payments received and unknown amount of expected prepayments.

Loan Portfolio

   A major part of the Bank's objective is serving the legitimate credit needs of clientele in central Orange County and surrounding areas. Credit decisions have been based upon the best judgement of the Bank's lending personnel, giving full recognition to the needs and limitations of the Bank due to its size and staff. Legal lending limits to each customer are restricted to a percentage of the Bank's total stockholders' equity, the exact percentage depending upon the
nature of the particular loan and the collateral involved.   Credit risk is
inherent to any loan portfolio and it is the management of this risk which defines the quality of the portfolio. The Bank has a highly diversified portfolio and a loan review procedure which management believes serves to minimize the possibility of material loss.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Office of the Comptroller of the Currency
 (OCC), as an integral part of their examination process, periodically reviews the Company's allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.

Types of Loans

            The types of the Bank's total loans (all domestic) as of the dates indicated are shown in the following table (in thousands of dollars, except percent amounts):

                              December 31,

                               1995                    1994

TYPE OF LOAN

Real estate, mortgage (includes
only loans secured primarily
by real estate                 $61,084     53.5%    $61,345           53.7%

Mortgage loans held for sale        -         -          -               -

Real estate, construction          242      0.2%      2,286            2.0%

Commercial and industrial       41,361     36.2%     40,976           35.9%

Loans to individuals            10,343      9.1%      9,384            8.2%

Other                            1,207      1.0%        177            0.2%

TOTAL LOANS                   $114,237      100%   $114,168            100%

Less allowance for possible loan losses
                               (1,513)               (1,465)

TOTAL NET LOANS              $112,724              $112,703

                                     December 31,
                                 1993                    1992
TYPE OF LOAN

Real estate, mortgage
(includes only loans secured
primarily by real estate     $64,310     55.9%     $61,816      52.1%

Mortgage loans held for sale   2,050      1.8%          -         -

Real estate, construction      3,473      3.0%       7,097       6.0%

Commercial and industrial     34,376     29.8%      38,432      32.4%

Loans to individuals          10,127      8.8%      10,455       8.8%

Other                            858      0.7%         890       0.7%

TOTAL LOANS                 $115,194      100%    $118,690       100%

Less allowance for possible loan losses
                              (1,524)               (1,425)
TOTAL NET LOANS             $113,670              $117,265

[CAPTION]
                                        December 31,
                                   1991
[S]                              [C]      [C]
TYPE OF LOAN

Real estate, mortgage
(includes only loans secured
primarily by real estate       $51,527    44.8%

Mortgage loans held for sale       -       -

Real estate, construction        5,472     4.7%

Commercial and industrial       42,710    37.2%

Loans to individuals            11,225     9.8%

Other                            4,007     3.5%

TOTAL LOANS                   $114,941     100%

Less allowance for possible loan losses
                                 ( 950)

TOTAL NET LOANS               $113,991
[/TABLE]

Included in the loans above are approximately $4,753,000, $3,743,000, $4,236,000, $4,037,000 and $5,385,000 from companies or individuals which are unsecured as of December 31, 1995,1994,1993, 1992 and 1991, respectively.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table (in thousands of dollars) sets forth the maturity distribution of the Bank's total net loans by category as of December 31 1995. In addition, the table shows the distribution between those loans with predetermined (fixed) interest rates and those with variable (floating) interest
rates.   Floating rates generally fluctuate with changes in the Bank's interest cost:

                             Within one     After one but     After
                             year (1)       within five       five years
                                            years
Commercial and industrial      $34,755      $5,864              $742

Real estate construction           242        -0-              -0-

Distribution between fixed and
floating interest rates after one
year:

     Fixed interest rates                     403                50

     Floating interest rates                5,561               692

(1)Demand loans and overdrafts are shown as "within one year" and scheduled repayments are reported in the maturing periods in which the final payments are due.

Credit Risk Management

     In managing its loan portfolio, the Bank utilizes procedures designed to assure acceptable quality and to bring any potential losses or potential defaultsin existing loans to the attention of the appropriate management personnel. Each lending officer has primary responsibility to conduct credit
and documentation reviews of the loans for which he is responsible.   The Bank's
 Senior Vice President and Senior Credit Officer is responsible for general supervision of the loan portfolio and adherence by the loan officers to the loan policy of the Bank. The Bank has an outside consulting firm to periodically review the loan portfolio to provide suggested risk rating of the loans. Bank management reviews the suggested ratings along with all other available information to properly monitor the loan portfolio.

            In accordance with the Bank's policies, management presents a written report to the Bank's Board of Directors at the monthly Board of Directors meeting. The Directors review the list of all loans which are 30 days or more past due and the loans on the Bank's watch list which include loans
having increased credit risk over the rest of the portfolio.   Additionally,
 the report incudes a listing of all loans made the prior month.

            Management and the Board of Directors also review all loan evaluations made during periodic examinations by the Officer of the Comptroller of the Currency.

    As previously noted, the Bank maintains an allowance for credit losses to provide for losses in the loan portfolio. Additions to the allowance for credit losses are made by charges to operating expenses in the form of a provision for
possible credit losses.   All loans which are judged to be uncollectible are
charged against the allowance while any recoveries are credited to the allowance. The allowance for credit losses is maintained at a level determined by management to be adequate, based on the performance of loans in the Bank's portfolio, evaluation of collateral for such loans, the prospects or worth of the prospective borrowers or guarantors, and such other factors which, in the Bank's judgement, deserve consideration in the estimation of possible losses. The allowance for credit losses is established and maintained after analyzing loans identified by management with certain unfavorable feature affixing a risk of loss attributable to each loan. An inherent risk of loss in accordance with industry standards and economic conditions is then allocated to specific loan pools and to the remainder of the portfolio on an aggregate basis.

   The following table sets forth information with respect to loans which were accounted for on a non-accrual basis or contractually past due 90 days or more as to interest or principal payments, or restructured (in thousands of dollars):

                                  At December 31,

                             1995     1994    1993      1992      1991
Loans on non-accrual basis   $3,055   $3163  $2,744   $3,100    $310

Loans past due 90 days or more
and still accruing interest      33     158      46      958     347

Troubled debt restructuring, and
not included above              -0-     -0-      -0-     -0-     -0-

     Total                   $3,088   $3,321  $2,790   $4,058   $657

     If all such loans had been current in accordance with their original terms during the year ended December 31, 1995, approximately $273,000 would have been the gross interest income. The amount of interest income included in income on these non-accrual loans during the year ended December 31, 1995 was approximately $68,000.

     Loans are generally placed on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on non-accrual status earlier if there is reasonable doubt as to the collectibility of interest
or principal.   Loans which are in the process of renewal in the normal course of business, or are well secured, and in the process of collection, continue to accrue interest

     Management has no knowledge of any additional loans not disclosed in this section on non-accrual, past due, or troubled debt restructuring that may be
potential problem loans.   The Bank has no loans to foreign borrowers.

            As of December 31, 1995, 1994, 1993, 1992 and 1991 there was no concentration of loans exceeding 10% of total loans which was not otherwise disclosed as a category in the loan portfolio table and there were no other interest bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans.

     The following table shows loans outstanding, actual charge-offs, recoveries on loans previously charged-off, the allowance for credit losses, and pertinent ratios during the periods and as of the dates indicated (in thousands of dollars, except percent amounts):

           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                       Year Ended December 31

                                      1995           1994             1993
Average loans                       $114,820       $114,718        $118,774

Total gross loans at end of period  $114,237       $114,168        $115,194

Reserve for loan losses:
     Balance, beginning of period     $1,465         $1,524          $1,425

     Charge-offs:
          Commercial and industrial     $302           $459            $232

          Real estate - construction     -0-            -0-              30

          Real estate - mortgage          70             25              76

          Installment                     16              4              27

                                        $388           $488            $365

     Recoveries

          Commercial and industrial      $63           $129             $67

          Leases                          45            -0-             -0-

          Real estate - construction      -0-           -0-             -0-

          Real estate - mortgage           8            -0-             -0-

          Installment                     -0-            2               3

                                         $116           $131            $70

     Net charge-offs (recoveries)        $272           $357           $295

     Additions  charge to
     (reductions in) operations          $320           $298           $394

     Acquired by purchase of Laguna
     Bank                                $-0-            $-0-           $-0-

     Balance, end of period            $1,513          $1,465         $1,524


Net charge-offs(recoveries)during the
period to average gross loans
outstanding during period                0.24%           0.31%        0.25%

           ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Year Ended December 31,
                                          1992           1991
Average loans                           $120,028       $106,670

Total gross loans at end of period      $118,690       $114,941

Reserve for loan losses:

     Balance, beginning of period         $  950         $  900

     Charge-offs:

          Commercial and industrial         $582           $312

          Real estate - construction         -0-            -0-

          Real estate - mortgage             -0-             59

          Installment                         2              18

                                           $584              $389
     Recoveries

          Commercial and industrial         $34                $7
          Leases                            -0-               502

          Real estate - construction        -0-               -0-

          Real estate - mortgage            -0-               -0-

          Installment                        4                 4

                                           $38               $513

     Net charge-offs (recoveries)         $546              $(124)

     Additions  charge to
     (reductions in) operations           $790               $(74)

     Acquired by purchase of Laguna Bank  $231               $-0-

     Balance, end of period             $1,425               $950

Net charge-offs(recoveries)during the
period to average gross loans
outstanding during period                 0.45%             (0.12)%

   The Bank has allotted the allowance for loan losses according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within categories of loans set forth in the table below (in thousands of dollars, except percent amounts):

                                      December 31,
                                    1995                           1994

                       Allowance     Percent of     Allowance     Percent of
                       Amount        Loans in Each  Amount        Loans in Each
                                     Category to                  Category to
                                     Total Loans                  Total Loans

Commercial and Industrial    $831       36.2%        $744         35.9%
Real Estate - construction      3        0.2          124          2.0
Mortgage loans held for sale   -0-       0.0           -0-         0.0
Real estate - mortgage        594       53.5          468         53.7
Installment                    62        9.1          108          8.2
Other                          23        1.0           21          0.2

                           $1,513      100.0%      $1,465        100.0%

                                  1993                    1992

Commercial and Industrial    $550       29.8%         550         32.4%
Real Estate - construction     75        3.1          417          6.0
Mortgage loans held for sale   -0-       1.8           -0-         0.0
Real estate - mortgage        837       55.9          400         52.1
Installment                    40        8.8           56          8.8
Other                          22        0.7            2          0.7

                           $1,524      100.0%      $1,425        100.0%

                                  1991

Commercial and Industrial    $370       37.2%
Real Estate - construction     33        4.7
Mortgage loans held for sale   -0-       0.0
Real estate - mortgage        256       44.8
Installment                    67        9.8
Other                         224        3.5

                             $950      100.0%

       Included in the Bank's allocation of its allowance for loan losses are provisions for specific loans, current economic conditions and a general reserve for unknown potential losses. Bank management considers loans classified by its internal loan review system, an independent third party reviewer and its
regulators.   None of these classifications indicate trends or uncertainties which will materially impact future operating results, liquidity, or capital resources. The Bank has provided for the potential adverse effects of current economic conditions. However, the full effects of the economy on the loan portfolio cannot be predicted with any certainty. See discussion in item 7.
Any loans which management doubts the ability of borrowers to comply with loan
repayment terms are provided for in the allowance.   On January 1, 1995, the
Company adopted Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. There was no effect on the Company's financial statements for this change, which generally requires impaired loans to be measured on the present value of the expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The entire change in the present value of the expected future cash flows is recorded as an increase or decrease in provision for credit losses. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Generally, interest income is not recognized until all principal amounts are received. At January 1, 1995, the Bank has classified $3,409,000 of its loans as impaired with a specific loss reserve of $404,000.

Summary of Deposits

      Deposits are the Bank's  primary source of funds.   The Bank can obtain
additional funds when needed to meet occasional declines in deposits to satisfy cash reserve requirements, or for other short-term liquidity needs, through the
overnight purchase of federal funds.   However, the Bank does not use these
sources of funds.   Regularly, the Bank has more funds than it needs for its
reserve requirements or short-term liquidity needs, and it, therefore, sells federal funds to other financial institutions, places funds in certificates of deposit with other financial institutions, or invests in short-term securities.

      At December 31, 1995 and 1994, the aggregate amount of interest-bearing deposits was 62.8% and 64.1%, respectively, of total deposits. The Bank has no foreign deposits. While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the 'Bank's relative growth in deposits and loans may be affected by seasonal and economic changes which, in turn, may impact liquidity. The Bank does not have any brokered deposits. As of December 31, 1995, the Bank has deposit concentrations of $28,158,000 from four customers. Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

            The following table sets forth information for the periods indicated regarding the average balances of the Bank's deposits by category and as a percentage of average total deposits (in thousands of dollars, except percent amounts):

Year Ended         Demand        MoneyMarket   Savings   Time    TotalDeposits
December 31        (noninterest  and Now
                   Bearing
1995

Average balance    $64,372       $99,182       $13,474   $12,511    $189,539
Percent of total      34.0%         52.3%          7.1%      6.6%      100.0%
Average rate paid      0.0%          2.3%          2.0%      4.4%        1.7%

1994

Average balance    $59,628       $90,734       $14,229   $13,650     $178,241
Percent of total      33.5%         50.9%          8.0%      7.6%         100%
Average rate paid      0.0%          2.0%          2.0%      2.9%         1.4%

1993

Average balance    $51,141       $88,661       $14,354   $14,923     $169,079
Percent of total      30.3%         52.4%          8.5%      8.8%         100%
Average rate paid      0.0%          2.1%          2.3%      2.9%         1.6%

      The following table indicates the amount (in thousands of dollars, except percent amounts) and maturity of the Bank's time certificates of deposit over $100,000 as of December 31 1995.

<CATION>
                                           1995


                                  Balance     Percent of Total

Less than three months             $4,017       60.6%

Three months through six months     1,611       24.3

Six months through twelve months    1,004       15.1

Over twelve months                     -0-       0.0

                                   $6,632      100.0%

Return on Equity and Assets

      The following table indicates the key financial ratios of the Bank for the periods indicated:

                                 Year Ended December 31,
                                    1995             1994           1993

Profitability ratios:

     Rate of return on average total assets
                                   1.22%            0.43%           0.11%

     Rate of return on average stockholders' equity
                                  15.68%            5.75%           1.35%

Capital Ratios:

     Dividend payment ratio to net income  (1)
                                  19.23%           11.00%            0.0%

     Average stockholders' equity to average total assets
                                   7.78%            7.50%            7.93%

(1) Dividends declared exclude stock dividends

Competition

     The banking business in California and the market areas served by the Bank are highly competitive with respect to both loans and deposits and are dominated by a relatively small number of major banks with many offices operating over a wide geographic area. The Bank is one of five locally owned independent banks located in the Bank's primary service area. The Bank also competes for loans and deposits with other commercial banks, including many which are much larger than the Bank, as well as with savings and loan associations, finance
companies, credit unions, and other financial institutions.   Larger
commercial banks offer certain services (such as trust and investment services) which the Bank does not offer directly (but some of which it offers indirectly through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank has or will have. In addition, as a result of recently enacted legislation, it is anticipated that there will be increased competition between banks, savings and loan associations, and credit unions for the deposit and loan business of individuals. The growth of money market funds and quasi-financial institutions, such as certain activities of retailers and other which are not subject to the same regulatory controls, also presents a source of competition for the Bank. With the decline in interest rates, depositors have been seeking alternative investments to earn higher yields than the Bank is currently paying.

        The Bank's primary service area encompasses the boundaries delineated by the Orange Unified School District. The same area constitutes the community covered by the Bank's Community Reinvestment Act Statement. This service area is currently serviced by banking offices which may provide competition for the Bank.

       In order to compete with the other financial institutions in its primary service area, the Bank relies principally upon local promotional activities, personal contact by its officers, directors, employees, and stockholders, extended hours, and specialized services. For customers whose loan demands exceed the Bank's lending limit, the Bank has attempted and will continue in the future to attempt to arrange for such loans on a participation basis with other banks. The Bank also assists customers requiring other services not offered by the Bank in obtaining such services from its correspondent banks.

Supervision and Regulation

      The Company is subject to the regulation of the Federal Reserve Bank Holding Company Act of 1965, as amended, and the Board of Governors of the
Federal Reserve System.   Orange National Bank is subject to the regulation of
the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (OCC). Among other regulations, the OCC establishes minimum capital requirement which the Bank exceeds as of December 31, 1995.


Employees

      As of December 31, 1995, the Bank employed 126 full-time and 10 part-time persons, including 28 principal officers. None of the Bank's employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that, in general, its employee relations are good.

ITEM 2.     PROPERTIES

      The Bank and the Bancorp's head office is located in a two-story building located at 1201 East Katella Avenue, Orange, California. The Bank owns this building and the land the building is situated on. This building is approximately 16,000 square feet of interior and exterior floor space and is located on a lot of approximately 55,000 square feet. The facility has adequate parking and an automated teller machine.

      The Bank leases the building and land at its branch offices offering all banking services, at the following locations: 77 Plaza Square, Orange, California; 2019 West Orangewood Avenue, Orange, California; 7510 East Chapman Avenue, Orange, California; 800 Glenneyre, Laguna Beach, California; and 25255 Cabot Road, Laguna Hills, California. The branch offices have approximately
27,000 square feet of interior and exterior floor space.   Each branch has an
automated teller machine.   The Bank also leases the building and land for
administrative purposes at three additional locations at 115 and 274 North Glassell Street, Orange, California, and 2117 West Orangewood Avenue, Orange, California. These offices have approximately 8,400 square feet of floor space.


ITEM 3           LEGAL PROCEEDINGS

      To the best of management's knowledge, there are no pending or threatened legal proceedings to which the Bank, or the Bancorp is or may become a party which may have a materially adverse effect upon the Bank, the Bancorp or their property. However, in the normal course of business, the Bank, or the Bancorp may initiate actions to protect their interests and may occasionally be made a party to actions relating thereto seeking to recover damages from the Bank, or the Bancorp.

ITEM 4      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                 None

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
            MATTERS


Market Information

      Stock market information and history of cash and stock dividends and stock splits is set forth in item 7 of this Form 10-K on page 26 and 27.

ITEM 6           SELECTED FINANCIAL DATA

          ORANGE NATIONAL BANCORP FINANCIAL HIGHLIGHTS

                    SELECTED FINANCIAL DATA

                               1995                1994             1993

Results of operations(000's except per
share amounts):
Total Interest income             $16,571         $13,908         $12,416
Net Interest Income                13,430          11,400           9,792
Provisions for possible loan
and lease losses                      320             298             394
Non Interest Income                 2,781           2,612           2,279
Non Interest Expense               12,187          11,962          11,744

Income from continuing
operations before cumulative
effect of change in accounting
principle                           3,703           1,060             457

Cumulative effect in change in
accounting principle                    -               -              -

Income from continuing operation    3,703           1,060             457
Loss from discontinued operations       -            (225)           (258)

Net Income                          2,524             835             199

Earnings per common share:
Primary                             $1.30           $0.43           $0.10
Fully diluted                        1.30            0.43            0.10
Cash dividends per share             0.25            0.05               -
Weighted average number of common shares
outstanding:
Primary                             1,941           1,931           1,931
Fully diluted                       1,941           1,931           1,931

Financial condition (000's):

Total assets                     $207,928        $206,510        $193,290
Loans (net)                       112,724         112,703         113,670
Deposits                          188,991         190,406         177,571
Mandatory convertible debentures       -               -              -
Stockholders' equity               17,262          14,782          14,543

          ORANGE NATIONAL BANCORP FINANCIAL HIGHLIGHTS

                    SELECTED FINANCIAL DATA

                                     1992            1991

Results of operations(000's
except per share amounts):

Total Interest income             $12,436         $14,339
Net Interest Income                 8,917           8,635
Provisions for possible loan
and lease losses                      790             (74)
Non Interest Income                 2,381           2,228
Non Interest Expense               10,119           8,841

Income from continuing
operations before cumulative
effect of change in accounting
principle                            229            1,273

Cumulative effect in change in
accounting principle                  -               900

Income from continuing operations    229            2,173

Loss from discontinued operations     -                -

Net Income                           229            2,173

Earnings per common share:

Primary                             $0.13           $1.29
Fully diluted                        0.13            1.15
Cash dividends per share             0.29              -
Weighted average number of common shares outstanding:
Primary                             1,638           1,543
Fully diluted                       1,745           1,754
Financial condition (000's):

Total assets                     $175,681        $178,380
Loans (net)                       117,265         113,991
Deposits                          159,118         161,139
Mandatory convertible debentures        -           1,762
Stockholders' equity               14,419          12,906

Primary and fully diluted earnings per share in 1991 were increased due to the cumulative effect of the change in accounting principle by $.56 and $.49, respectively. Earnings per share from continuing operations in 1994 and 1993 were $.58 and $.25, respectively. Earnings per share prior to 1995 are restated to reflect 5% stock dividends in 1995.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total interest earning assets decreased approximately $11,300,000 from December 31, 1994 to 1995. The decrease is due to a temporary increase in cash and due from banks, an investment in life insurance and a small decline in deposits. The Company is trying to increase its loan base with quality loans. Interest earning assets increased approximately $11,200 from December 31, 1993 to 1994. In 1994, deposits increased $12,800,000 and that increase was invested primarily in marketable debt securities.

The Company has been increasing its investment in securities from 1993 to 1995. Average balances have increased, $24,030,000 in 1994 and $10,113,000 in 1995. The reason for the increase is due to an increase in deposits without being able to increase loans. The Company believes securities are the best available investment after its liquidity needs are met through cash and due from banks and federal funds sold. Generally, mortgage backed securities are classified as held-to-maturity and U.S. Treasury and Agency securities are classified as available-for-sale. The market values of securities declined in 1994 due to an increasing interest rate environment. In 1995 the market values of securities increased almost as much as 1994 values declined due to a decline in interest rates late in the year.

Loans decreased 0.02% in 1995 compared to a decrease of 0.85% in 1994. The supply of high quality loans continues to be soft in the Southern California area.

Bank premises and equipment, net of depreciation, increased by $139,898 in 1995 and decreased $133,017 in 1994. The Company purchased approximately $300,000 in equipment in 1994 and $675,000 in 1995. The level of capital expenditures in the future is not expected to be substantially different.

In the fourth quarter of 1995, the Company entered into deferred compensation agreements with certain officers and directors. These agreements provide a death benefit prior to retirement. The Company also invested $3,500,000 in life insurance policies in conjunction with these agreements. The Company does not anticipate any substantial purchases of life insurance in the future.

Total deposits decreased .7% in 1995 compared to an increase of 7.2% in 1994. In the last quarter of 1994 the bank entered into a deposit relationship with a company that administers pension funds. Deposits from the company were approximately $8,900,000 as of December 31, 1994 and $14,000,000 as of December 31, 1995. Deposit differences between the years fluctuate due to balances maintained by large depositors. Overall average deposit balances are up approximately $10,000,000 in 1995 and 1994.

Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demands, deposit withdrawals and maturities.

The loan-to-deposit ratio at December 31, 1995 was 59.6% compared to 59.2% at December 31, 1994. The ratio of liquid assets (cash and due from banks, interest bearing deposits at financial institutions, federal funds sold, and investments with maturities of one year or less) to demand deposits was 29.4% at December 31, 1995 compared to 30.8% at December 31, 1994. The Company may borrow funds under securities sold with agreements to repurchase for securities that have not been pledged. At December 31, 1995 unpledged securities totaled approximately $35,500,000. All of the Company's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank.
The Company has established Federal Funds borrowing lines with various banks up to $3,000,000. As of this date, the Company has never used these facilities.

The subsidiary bank has a significant base of core deposits and has not used brokered deposits. The Bank also avoids using other wholesale, highly rate sensitive, short-term funds and believes their deposits represent funding sources which are relatively stable with respect to liquidity. As of December 31, 1995, the Bank has deposit concentrations of $28,000,000 from four customers which include the $14,000,000 referred to above in deposits from a company that administers pension funds. The Company continues to meet its loan demands with cash flow from operations. If loan demand were to substantially increase, the Company would be able to generate cash flow from its federal funds sold, sale of marketable securities which are available for sale, increasing deposits and borrowing on its established credit resources. Management believes the Bank has sufficient liquidity to meet loan commitments and deposit withdrawals.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution.

The subsidiary Bank has minimum regulatory capital requirements. The parent company and subsidiary Bank have similar capital requirements. At December 31, 1995, minimum core capital is required to be 4% of risk adjusted assets and minimum total capital is required to be 8%. The leverage ratio is required to be 4%. Core capital for the Bank under the regulations is defined as only stockholders' equity and total capital is stockholders' equity plus the allowance for credit losses. Leverage is the ratio of core capital to total average assets. At December 31, 1995 core capital of the Bank was $16,876,000, total capital was $18,388,000. The ratio of core and total capital to risk adjusted assets at December 31, 1995 was 11.7% and 12.8%, respectively. The leverage ratio was 8.2% at December 31, 1995. At December 31, 1995, the Bank's
 capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator.

Management believes that the Company and its subsidiary are properly and adequately capitalized, as evidenced by these ratios and the strong liquidity position.

Results of Operations

Total interest income increased 19.2% in 1995, and 12.0% in 1994. The average yield increased in 1995 and in 1994 by 1.00% and .60% respectively. The increase in interest income in 1995 was due primarily to increased rates. The average rate increase on loans in 1995 was 1.29%. The yield on loans will change along with the movements in the prime rate as approximately 85% of the loan portfolio is based on variable rates. The total average balances of interest earning assets increased approximately $10,600,000 in 1995. The average balance in loans increased approximately $65,000 in 1995 and average balances in investment securities increased approximately $10,100,000. Interest income from investment securities increased in 1994 due to the purchase of $13,000,000 of U.S. Treasury and Agency securities in 1994. Interest income from investment securities increased in 1995 due to the increase in the average balances of investment securities. The average balance in federal funds sold increased by $430,000 in 1995. Interest income on federal funds sold increased by 39.6% in 1995 and 2.0% in 1994. The 1995 increase is due primarily to the increase in rates for most of 1995.

Total interest expense increased 25.3% in 1995 and decreased 4.4% in 1994. The decrease in 1994 was due to an .11% decline in the average rate paid partially offset by the average interest bearing liabilities increasing by approximately $675,000 or 0.6% in 1994. The increase in 1995 was due to a .40% increase in the average rate paid and average interest bearing liabilities increasing by approximately $6,550,000 or 5.5%.

In 1995, 1994 and 1993 the credit loss provisions were $320,000, $298,000 and $394,000 respectively. Management believes that the allowance for credit losses is adequate to provide for potential losses in the portfolio. The economic outlook for 1996 cannot be predicted and, accordingly, future provisions for credit losses cannot be estimated at this time. See Note 1 in the Notes to Consolidated Financial Statements.

Other income increased $169,000 in 1995 compared to an increase of $333,000 in 1994 . The increase in 1994 was primarily due to increased service charges and fees for business accounts which began in 1993. Other expenses such as salaries, promotion expense and professional services decreased in 1995 due to the closure of the mortgage banking department and a restructuring of the bank in 1994. Other expenses has remained fairly consistent for the years ended 1995, 1994 and
 1993.Payroll costs are up slightly in 1995 due to increases in the average compensation per person and the accrual of discretionary bonuses, while the total number of full time equivalent employees is declining. Other real estate owned expenses are up in 1995 due to the increased number of properties owned by the Bank.

In 1995, the Company reduced its valuation allowance on net deferred tax assets by $483,000. This reduction also reduced income tax expense. Income tax expense in 1994 reflects effective tax rates on taxable earnings which approximates the federal and state statutory tax rates of 40%. In the first quarter of 1993, management determined that a reserve for potential future income tax liabilities was no longer considered necessary and a $500,000 credit to income tax expense was recorded.

The Company has approximately $165,000 recorded as a valuation allowance against net deferred tax assets which could reduce future income tax expense if the net assets become realizable. The provisions in statement No. 109 and the effect of alternative minimum tax have the potential for producing, under certain conditions, significant distortions in future income tax provisions and the effective tax rate.

Net income in 1995 increased approximately $1,700,000 over 1994 due primarily to an increase in the average rate on interest earning assets and the $483,000 reduction in tax expense and the closure of the mortgage banking operation. 1994 net income increased approximately $635,000 over 1993 due to a decrease in the average rate paid on deposits and an increase in the average rate on interest earning assets. However, 1993 net income included the $500,000 reversal of the income tax contingency reserve provided for in prior years. While management is optimistic about the future, the effects of current economic conditions on the collectability of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

Off-Balance Sheet Analysis

The contractual amounts associated with certain financial transactions are not recorded as assets or liabilities on the balance sheet. Off-balance sheet treatment is generally considered appropriate either where exchange of the underlying asset or liability has not occurred nor is assured, or where contractual amounts are used solely to determine cash flows to be exchanged.

Off-balance sheet financial instruments consist of commitments to extend credit and standby letters of credit. A majority of these commitments are with variable interest rates and therefore are not derivative instruments. Additional information about off-balance sheet financial instruments is provided in Note 9 of Notes to Consolidated Financial Statements.

Interest Rate Sensitivity

The Company manages its balance sheet to minimize the impact of interest rate movements on its earnings. The term "rate sensitive" refers to those assets and liabilities which are "sensitive" to fluctuations in rates and yields. When interest rates move, earnings may be affected in many ways. Interest rates in assets and liabilities may change at different times or by different amounts. Maintaining a proper balance between rate sensitive earning assets and rate sensitive liabilities is the principal function of asset and liability management of a banking organization.

The following table shows the repricing period for interest earning assets and interest bearing liabilities and the related repricing gap in thousands:

                             Repricing period (000's omitted)
                  Three months  Over three months  One year through  Over Five
                  or less       through twelve     Five Years        Years
                                Months

Interest
earning assets      $119,215         $9,066            $28,674         $15,343
Interest bearing
liabilities          111,373          5,523              1,858               -

     Repricing gap    $7,842         $3,543            $26,816         $15,343
Cumulative
repricing gap         $7,842        $11,385            $38,201         $53,544
Cumulative gap
as a percent
of earning assets        4.6%           6.6%              22.2%           31.1%

The Company has $26,908,000 in securities classified as available for sale and are recorded at market value. The remaining securities of $12,653,000 are classified as held to maturity and recorded at amortized cost. These securities may be called or repaid without penalties. The value of these securities is subject to fluctuation based upon current long-term interest rates.

The Company has approximately $117,416,000 of interest earning loans and federal funds sold and approximately $104,156,000 of interest bearing demand and savings deposits which are able to reprice overnight.

Repricing gap equals total interest earning assets less total interest bearing liabilities available for repricing during a given time interval.

A positive repricing gap for a given period exists when total interest earning assets exceed total interest bearing liabilities and a negative repricing gap exists when total interest bearing liabilities are in excess of interest earning assets.

Generally, a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. The Company's repricing gap indicates that it is positioned to benefit from a rising rate environment.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflations.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Effect of FASB Statements

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Company's year ending December 31, 1996. Based on its preliminary analysis, the Bank does not anticipate that the adoption of Statement No 121 will have a material impact on the financial statements.

Accounting for Stock-Based Compensation:
In 1995, the FASB issued Statement No. 123, Accounting for Stock-based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock purchase plan. The statement generally suggests, but does not require, stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. The Company has determined that it will continue to follow APB Opinion

No. 25, therefore, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

Stock Market Information

On February 13, 1996 Orange National Bancorp shares of common stock commenced trading on the National Association of Securities Dealers Automated Quotation (NASDAQ), under the symbol OGNB. Active traders for the stock are Everen Securities, 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660 and Smith Barney, 650 Town Center Drive, Suite 100, Costa Mesa, California 92626.

The following table summarizes the approximate high and low bid prices for the Company's common stock since the first quarter of 1993.

                           Bid Prices

                       1993              1994             1995
Calendar Quarter    High    Low      High    Low     High     Low

     1st quarter   $6.50  $5.75     $6.00  $5.00    $5.95   $4.75
     2nd quarter    6.50   5.50      6.00   5.00     7.15    5.45
     3rd quarter    6.00   4.50      6.00   5.00     9.50    6.35
     4th quarter    5.50   4.25      6.00   5.00    10.50    9.25

Such market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

History of Cash and Stock Dividends and Stock Splits

The Company has a history of paying cash dividends to its stockholders. At December 31, 1995, the Company had approximately 590 stockholders of record. The following table summarizes the cash dividend history of the Bank:

                    Dividends*  Total Amount of
            Date    Per Share   Dividends Paid
            1984    $ .09          $143,568
            1985      .10          $166,320
            1986      .12          $200,584
            1987      .16          $250,730
            1988      .13          $202,734
            1989      .17          $267,329
            1990      .18          $290,008
            1991        -                 -
            1992      .30          $485,130
            1993        -                 -
            1994      .05          $ 91,956
            1995      .25          $473,947

Also, the Company declared a three-for-two stock split on October 15, 1985, a 5% stock dividend on November 16, 1988, a three-for-two stock split on November 20, 1989, and a 5% stock dividend on July 31, 1995.

The Company's ability to pay dividends is dependent upon the dividend payment it receives from its Bank subsidiary. On February 22nd, 1996, the Company declared a $.25 cent per share dividend on its common stock. Future dividend payments will depend upon future profitability, meeting regulatory requirements and the outlook of economic conditions.

*For comparative purposes, dividends per share for all years are computed after the effects of stock splits and stock dividends.

Form 10-K Reports

A copy of the Company's 10-K reports filed with the Securities and Exchange Commission for the 1995 Fiscal Year can be obtained by writing to: Corporate Secretary's Office, Orange National Bancorp, 1201 E. Katella Avenue, Orange, California 92667.

Transfer Agent and Registrar

First Interstate Bank, Los Angeles, California 90017.


ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company are set forth on pages F-2 to F-20 following. The Auditors' Report thereon is set forth on Page F-1 following.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None

                            PART III


ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            For information concerning the directors and executive officers of the Bancorp, see "Election of Directors" included in the Bancorp's definitive proxy statement ("Proxy Statement"), which information is incorporated by reference. The Proxy Statement will be filed with the SEC within the time period specified by General Instruction G to Form 10-K.


ITEM 11     EXECUTIVE COMPENSATION

            For information concerning management remuneration, see "Executive Compensation" included in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            For information concerning security ownership of beneficial owners and management, see "Stock Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            For information concerning related party transactions, see "Certain Transactions" included in the Proxy Statement, which information is incorporated herein by reference.

                            PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES , AND REPORTS ON FORM 8-K

            The following financial statements of the Bancorp and subsidiaries
            are included in this Form 10-K.   Page number references follow:


ORANGE NATIONAL BANCORP AND SUBSIDIARIES

            Independent auditors' report                                 F-1

            Consolidated balance sheets December 31, 1995 and 1994       F-2

            Consolidated statements of income for the three years ended
            December 31, 1995                                            F-3

            Consolidated statement of stockholders' equity               F-4
            for the three years ended December 31, 1995

            Consolidated statement of cash flows
            for the three years ended December 31, 1995                  F-5

            Notes to consolidated financial statements           F-6 to F-22


Schedules

            All schedules are omitted as the information is not required , is not material, or is otherwise furnished.


Exhibits

            See Index to exhibits at Page 32 of this Form 10-K


Reports on Form 8-K

            No reports on Form 8-K were filed by the Bancorp during the last quarter for the year ended December 31, 1995.

Signatures

       Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ORANGE NATIONAL BANCORP




                 By:                Kenneth J. Cosgrove
                                    Kenneth J. Cosgrove
                                Chief Executive Officer

                 Date:              March 27, 1996





                 By:     Robert W. Creighton
                         Robert W. Creighton, Secretary
                               Chief  Financial Officer

                 Date               March 27, 1996


     Signed by a majority of the Board of Directors:





     Date                            Michael W. Abdalla





     Date                               Fred L. Barrera





     Date                       Michael J. Christianson




     March 27, 1996                 Kenneth J. Cosgrove
     Date                           Kenneth J. Cosgrove




     March 27, 1996                 Robert W. Creighton
     Date                           Robert W. Creighton

     Date                                Armand Durante




     March 27, 1996                   William S. Frantz
     Date                             William S. Frantz





     Date                            Charles R. Foulger




     March 27, 1996                     Gerald R. Holte
     Date                               Gerald R. Holte




     March 27, 1996                    James E. Mahoney
     Date                              James E. Mahoney





     Date                               Wayne F. Miller




     March 27, 1996                     Harlan A. Smith
     Date                               Harlan A. Smith




     March 27, 1996                      San E. Vaccaro
     Date                                San E. Vaccaro

                  INDEX TO EXHIBITS


     Exhibit No.                               Page No.


     3.1    Registrant's Articles of Incorporation (1)N/A

     3.2    Bylaws of the Bancorp (2)               N/A

     10.1   The material contracts of Registrant's
                 subsidiary, Orange National Bank, were each
                 filed as exhibits 10, 10.1, 10.3, 10.4, and 10.5
                 of the Registrant's Registration Statement on
                 Form   S-4, File No. 33-8743, and are hereby
                 incorporated by reference.         N/A


     23.    Consent of Independent Accountants       33



     (1)    The Articles of Incorporation of Orange National  Bancorp were filed as exhibit 3 of the Registrant's Registration Statement on Form S-4, File No. 33-8743, and are hereby incorporated by reference.

     (2)    Filed as exhibit 3.1 to the Registrant's Registration
                 Statement on Form S-1, File No. 33-13162, which exhibits are incorporated herein by reference.

     (3)    Filed as exhibit 2 to the Registrant's Registration Statement on Form S-4, File No. 33-8743, and are hereby incorporated by reference.

          CONSENT OF INDEPENDENT ACCOUNTANTS



     To The Board of Directors
     Orange National Bancorp
     Orange, California


     We consent to the incorporation by reference in the Registration Statement on Form S-8, dated ugust 20, 1993, of Orange National Bancorp of our report dated January 24, 1996, appearing in tem 8 in this Annual Report on Form 10-K.








     McGladrey & Pullen, LLP
     McGLADREY & PULLEN, LLP


     Anaheim, California
     January 24, 1996