Form 10-Q
period 1996-03-31
ORANGE NATIONAL BANCORP
filed 1996-05-06
CIK 801443

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q


                          * * * * *


       Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              FOR QUARTER ENDED:  March 31, 1996

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

  Indicate by check mark whether the registrant has filed
  documents and reports required to be filed by Sections 12,
  13, or 15(d) of the Securities Exchange Act of 1934
  subsequent to the distribution of securities under a plan
  confirmed by a court.YES        NO      .


            APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of Orange National Bancorp as of March 31, 1996 is 1,937,646.

                         ORANGE NATIONAL BANCORP
                       CONSOLIDATED BALANCE SHEET


     ASSETS                                            3/31/96       12/31/95
                                                   (Unaudited)        (Note*)
Time Certificates of Deposit                                 0              0
Securities Held to Maturity                         12,689,925     12,652,817
Securities Available for Sale                       33,937,604     26,908,298
Fed Funds Sold                                      26,000,000     18,500,000
Loans                                              106,313,708    114,236,578
     Less Allowance for Possible Credit Losses       1,485,835      1,512,544
                                                  ____________   ____________
Total Interest Earning Assets                     $177,455,402   $170,785,149

Cash & Non-Interest Earning Assets                  21,863,604     22,929,660
Bank Premises - At Cost
     Building and Land                               3,439,823      3,413,100
     Leasehold Improvements                          2,079,363      2,071,545
     Furniture, Fixtures and Equipment               3,171,704      3,132,999
          Less Accumulated Depreciation and Amortization
                                                     3,226,930      3,091,067
Accrued Interest Receivable                          1,064,020      1,167,707
Other Assets                                         6,747,785      7,518,931
                                                  ____________  _____________
          TOTAL ASSETS                            $212,594,771   $207,928,024

     LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
     Demand, Non-Interest Bearing                   66,008,030     70,237,126
     Money Market & Now                            100,192,370     91,698,505
     Savings                                        13,609,551     12,456,884
     Time Deposits of $100,000 or More               6,483,906      6,632,038
     Other Time Deposits                             8,250,814      7,966,817
                                                  ____________   ____________
Total Deposits                                    $194,544,671   $188,991,370

Other Liabilities                                      850,093      1,674,757
                                                  ____________   ____________
          TOTAL LIABILITIES                       $195,394,764   $190,666,127
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY
          Common Stock - No Par Value
          Authorized: 20,000,000 Shares
          Issued and Outstanding:  1,937,646 Shares in 1996
                                   1,933,571 Shares in 1995
                                                     7,544,581      7,509,888
          Retained Earnings                          9,851,633      9,920,549
          Unrealized Gain(Loss) on Securities
               Available for Sale, Net               (196,207)      (168,540)
                                                   ___________    ___________
     TOTAL STOCKHOLDERS' EQUITY                     17,200,007     17,261,897

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $212,594,771   $207,928,024

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1995, HAS BEEN TAKEN FROM THE AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ORANGE NATIONAL BANCORP
                    CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)

                                                    QTR ENDING     QTR ENDING
                                                       3/31/96        3/31/95
Interest Income:
     Loans                                          $2,785,651     $2,954,699
     Taxable Investment Securities                     561,570        588,704
     Fed Funds Sold                                    374,636        281,377
          Total Interest Income                      3,721,857      3,824,780

Interest Expense:
     Time Deposits of $100,000 or more                  81,111         44,912
     Other Deposits                                    750,970        682,993
          Total Interest Expense                       832,081        727,905

     NET INTEREST INCOME                             2,889,776      3,096,875

Provision For Possible Credit Losses                    70,000        105,000

Net Interest Income After Provision for
     Possible Credit Losses                          2,819,776      2,991,875


Other Income:
     Service Charge on Deposit Accounts                276,944        250,444
     Other                                             588,957        882,715
          Total Other Income                           865,901      1,133,159

Other Expense:
     Salaries, Wages, Employee Benefits              1,536,641      1,603,199
     Occupancy Expense of Bank Premises                267,331        278,269
     Furniture & Equipment Expense                     155,439        169,773
     Other                                           1,101,771      1,117,453
          Total Other Expense                        3,061,182      3,168,694

Earnings Before Income Taxes                           624,495        956,340

     Applicable Income Taxes (Credits)                 209,000        311,000

Net Earnings                                           415,495        645,340

Earnings Per Share                                       $0.21          $0.35

                         ORANGE NATIONAL BANCORP
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    QTR ENDING     QTR ENDING
                                                       3/31/96        3/31/95

CASH FLOWS FROM OPERATING ACTIVITIES                   509,435        572,859

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment and leasehold improvements
                                                      (73,246)      (180,348)
NET (INCREASE) DECREASE IN:

Fed Funds Sold                                     (7,500,000)      1,770,000
Securities                                         (7,135,552)      (148,065)
Loans                                                8,029,754    (1,207,971)

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                   (6,679,074)        233,616

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Sale of Common Stock                      34,693              0
Net Increase (decrease) in deposits                  5,553,301       (80,239)
Dividends Paid                                       (484,411)      (180,348)

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                     5,103,583      (260,587)

     INCREASE (DECREASE) IN CASH AND NON-INTEREST EARNING DEPOSITS
                                                   (1,066,056)        545,888

CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                                           22,929,660     15,394,879

End of Period                                       21,863,604     15,940,767

           Orange National Bancorp and Subsidiaries

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of March 31, 1996, and the consolidated statements of earnings and statements of cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995, annual report to shareholders. The results of the operations for the periods ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

  2.  COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at March 31, 1996, and December 31, 1995, amounted to $1,946,743 and $1,533,373 respectively.

3.  INCOME TAX MATTERS

  There are no net deferred income tax assets or liabilities in the March 31, 1996 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                                 $1,288,000
     Deferred tax liability                               (640,000)
     Valuation allowance for deferred tax asset           (648,000)
                                                        ___________

          Net deferred tax asset                     $          0

  Management believes the valuation allowance is adequate.
  There has been no change in the allowance during the quarter ending March 31, 1996.

  4.  SECURITIES

  The fair value of securities classified as held to maturity
  as of March 31, 1996 is $12,143,490.   The unrealized losses
  of securities available for sale net of unrealized gains and net of applicable income taxes as of March 31, 1996 is $196,207.

  5.  ANALYSIS FOR CREDIT LOSS

  An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1996                            1,512,544
     Charge offs                                          (106,766)
     Recoveries                                              10,057
     Provision for loan losses                               70,000

     Balance March 31, 1996                               1,485,835

  At March 31, 1996, the Bank has classified $1,678,203 of its loans as impaired with a specific loan loss reserve of $408,127 and $215,869 of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was $1,900,300. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended March 31, 1996 on loans classified as impaired was $21,530 which equals the amount of cash payments received.

           ORANGE NATIONAL BANCORP AND SUBSIDIARIES

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


  Liquidity

  The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                            03/31/96         Percent
  a. Cash on Hand & Deposits with
     Correspondent Banks                  $21,863,604          26.7%

  b. Federal Funds Sold                   $26,000,000          31.8%

  c. Marketable Securities (Available for Sale)
                                          $33,937,604          41.5%
                                         ____________        _______
          Total                           $81,801,208         100.0%

  All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, the Bank has never needed to use these facilities.

  The loan-to-deposit ratio at March 31, 1996, was 54.6% compared to 60.4% at December 31, 1995. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 88.4% at March 31, 1996, compared to 67.5% at December 31, 1995.

  Capital Management

  Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The ratio of total capital (Shareholders' equity plus reserve for loan losses) to risk adjusted assets equaled 13.39% at March 31, 1996, as compared to 12.8% as of December 31, 1995. Primary capital to total loans was 16.2% at March 31, 1996 as compared to 15.1% as of December 31, 1995.

  Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                    Results of Operations
          First Quarter 1996 vs. First Quarter 1995
               March 31, 1996   March 31, 1995

  Total interest income for the three-month period and quarter ending March 31, 1996, decreased $102,923, or 2.7%, over the like period ending March 31, 1995. Interest and fees on loans decreased $169,048, or 5.7%, due to a decrease in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the three months ended March 31, 1996 was $108,653,508, compared to $114,728,314
  for the three month period of the prior year.   Because of
  the difference in loan interest rates between the two periods, average yield decreased 17 basis points from 10.45%
  to 10.28% as of March 31, 1996.   Investment income
  increased $66,125, or 7.6%, over the prior period. This increase was caused by a 12.1% increase in the investment accounts, plus a decrease in average yields. U.S. Government Agencies and Securities represent 64.0% of the Bank's investment portfolio. Because of a decrease in longer term investments and short term interest rates between the two periods, average yields decreased 29 basis points from 5.66% to 5.37% as of March 31, 1996.

  Total interest expense increased $104,176, or 14.3%, for the subject period ended March 31, 1996, compared to the same period ended March 31, 1995, as a result of the increase in overall cost of funds. Average interest bearing accounts increased $1,428,863, or 1.1%. The cost of funds averaged 28 basis points more during this current quarter than the compared quarter in 1995.

  Net interest income (total interest income less interest expense) decreased $207,099, or 6.7%, during the first quarter ended March 31, 1996, over the same period in 1995.

  The loan loss provision decreased $35,000, or 33.3%, from $105,000 as of March 31, 1995 to $70,000 as of March 31,
  1996, based on the amount necessary to provide for estimated losses. At March 31, 1996, the reserve level was at 1.40% of total loans as compared to 1.30% at March 31, 1995.
  Total charge-offs in the three month period ended March 31, 1996 were $106,766 and recoveries were $10,057 compared to $96,499 in charge-offs and $14,495 in recoveries in the same period in 1995. At March 31, 1996, nonperforming loans were $3,102,639 compared to $3,055,000 at December 31, 1995.
  Real Estate loans totaling $2,734,567 represent 88.1% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,485,835 is adequate and is in conformance with established loan policy and guidelines.

Other income decreased $267,258, or 23.6%. No gains or losses were realized on the sale of securities. Gains of $203,593 were realized on the sale of loans during the first quarter ending March 31, 1996, compared to $517,328 in gains in the same period in 1995. No gains were realized on the sale of equipment during the first quarter ending March 31, 1996. Gains of $4,000 were realized in the first quarter ending March 31, 1995.

  Other expense decreased $107,512, or 3.4%, from $3,168,694 in the first quarter of 1995, to $3,061,182 in the first quarter of 1996. Salary and benefit costs decreased $66,558 due to a decrease in staff due to a reorganizational study in the second half of 1994. Other expense decreased $15,682 or 1.4% as a result of a decrease in data processing expense of $50,735 relating to a new data processing contract in the second quarter of 1995.

  Operating profits before taxes for the quarter ended March 31, 1996 decreased $331,845 from $956,340 as of March 31,
  1995 to $624,495 as of March 31, 1996, due to a decrease in average loan interest rates and a decrease in average investment yields and an increase in the average cost of funds.

  Income Tax expense as a percentage of pre-tax income was less in 1995 due to the utilization of alternative minimum tax credit carry forwards.

  Net after taxes income for the three month period and quarter ended March 31, 1996, was $415,495 compared to
    $645,340 for the three month period ending March 31, 1995.

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








  KENNETH J. COSGROVE                             APRIL 30, 1996

  Kenneth J. Cosgrove                                    Date
  Chief Executive Officer





  ROBERT W. CREIGHTON                             APRIL 30, 1996

  R. W. Creighton                                        Date
  Secretary & Chief Financial Officer