Form 10-Q
period 1996-06-30
ORANGE NATIONAL BANCORP
filed 1996-08-14
CIK 801443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
                             ********

                Quarterly Report Under 13 or 15(d)
                of Securities Exchange Act of 1934

                FOR QUARTER ENDED:  June 30, 1996
                 COMMISSION FILE NUMBER:  0-15365


                     ORANGE NATIONAL BANCORP


Incorporated under the laws                  I.R.S. Employer ID No.
of California                                33-0190684


                     1201 East Katella Avenue
                    Orange, California  92867
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Orange National Bancorp as of June 30, 1996 is 1,942,896.

                          ORANGE NATIONAL BANCORP
                        CONSOLIDATED BALANCE SHEET

     ASSETS                                            6/30/96       12/31/95
                                                   (Unaudited)        (Note*)
Time Certificates of Deposit                                 0              0
Securities Held to Maturity                         11,752,200     12,652,817
Securities Available for Sale                       38,038,050     26,908,298
Fed Funds Sold                                      22,500,000     18,500,000
Loans                                              106,624,197    114,236,578
     Less Allowance for Possible Credit Losses       1,455,844      1,512,544
                                                  ____________   ____________
Total Interest Earning Assets                     $177,458,603   $170,785,149

Cash & Non-Interest Earning Assets                  21,253,283     22,929,660
Bank Premises - At Cost
     Building and Land                               3,439,822      3,413,100
     Leasehold Improvements                          2,079,896      2,071,545
     Furniture, Fixtures and Equipment               3,204,187      3,132,999
          Less Accumulated Depreciation and Amortization
                                                     3,363,661      3,091,067
Accrued Interest Receivable                          1,306,498      1,167,707
Other Assets                                         6,758,366      7,518,931
                                                  ____________  _____________
          TOTAL ASSETS                            $212,136,994   $207,928,024

     LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
     Demand, Non-Interest Bearing                   64,376,247     70,237,126
     Money Market & Now                             98,777,266     91,698,505
     Savings                                        12,963,267     12,456,884
     Time Deposits of $100,000 or More               8,705,934      6,632,038
     Other Time Deposits                             8,672,072      7,966,817
                                                  ____________   ____________
Total Deposits                                    $193,494,786   $188,991,370

Other Liabilities                                    1,163,897      1,674,757
                                                  ____________   ____________
          TOTAL LIABILITIES                       $194,658,683   $190,666,127
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY
          Common Stock - No Par Value
          Authorized: 20,000,000 Shares
          Issued and Outstanding:  1,942,896 Shares in 1996
                                   1,933,571 Shares in 1995
                                                     7,588,399      7,509,888
          Retained Earnings                         10,321,367      9,920,549
          Unrealized Gain(Loss) on Securities
               Available for Sale, Net               (431,455)      (168,540)
                                                   ___________    ___________
     TOTAL STOCKHOLDERS' EQUITY                    $17,478,311     17,261,897

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $212,136,994   $207,928,024

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1995, HAS BEEN TAKEN FROM THE AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ORANGE NATIONAL BANCORP
                                 CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)

                                           QTR ENDING   QTR ENDING         YTD          YTD
                                              6/30/96      6/30/95     6/30/96      6/30/95
Interest Income:
     Loans                                 $2,738,465   $3,223,573  $5,524,116   $6,178,272
     Taxable Investment Securities            669,368      636,642   1,230,938    1,225,346
     Fed Funds Sold                           361,683      244,197     736,319      525,574
          Total Interest Income            $3,769,516   $4,104,412  $7,491,373   $7,929,192

Interest Expense:
     Time Deposits of $100,000 or more         93,802       47,300     174,912       92,212
     Other Deposits                           778,230      723,882   1,529,200    1,406,875
          Total Interest Expense              872,032      771,182   1,704,112    1,499,087

     NET INTEREST INCOME                   $2,897,484   $3,333,230  $5,787,261   $6,430,105

Provision For Possible Credit Losses           65,000      125,000     135,000      230,000

Net Interest Income After Provision for
     Possible Credit Losses                $2,832,484   $3,208,230  $5,652,261   $6,200,105

Other Income:
     Service Charge on Deposit Accounts       267,314      281,085     541,654      531,529
     Other                                    459,225      550,025   1,050,786    1,432,740
          Total Other Income                 $726,539     $831,110  $1,592,440   $1,964,269

Other Expense:
     Salaries, Wages, Employee Benefits     1,466,880    1,476,021   3,003,522    3,079,220
     Occupancy Expense of Bank Premises       291,538      289,405     558,869      567,674
     Furniture & Equipment Expense            157,027      178,879     312,466      348,652
     Other                                    902,844    1,186,986   2,004,615    2,304,439
          Total Other Expense               2,818,289    3,131,291   5,879,472    6,299,985

Earnings Before Income Taxes                  740,734      908,049   1,365,229    1,864,389

     Applicable Income Taxes (Credits)        271,000      277,000     480,000      588,000

Net Earnings                                  469,734      631,049     885,229    1,276,389

Earnings Per Share                              $0.24        $0.34       $0.46        $0.69

                                     ORANGE NATIONAL BANCORP
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                            TR ENDING   QTR ENDING         YTD          YTD
                                              6/30/96      6/30/95     6/30/96      6/30/95


CASH FLOWS FROM OPERATING ACTIVITIES          894,302    1,203,512   1,403,737    1,776,371

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment     (33,015)    (107,238)   (106,261)    (287,586)
     and leasehold improvements

NET (INCREASE) DECREASE IN:

Fed Funds Sold                              3,500,000   12,795,000 (4,000,000)   14,565,000
Securities                                (3,356,498)  (4,518,079)(10,492,050)  (4,666,144)
Loans                                       (609,043)     (17,473)   7,420,681  (1,225,444)
                                          ___________  ___________ ___________  ___________
     NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                   (498,556)    8,152,210 (7,177,630)    8,385,826
                                          ___________  ___________ ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Sale of Common Stock             43,818            -      78,511            -
Net Increase (decrease) in deposits       (1,049,885)  (4,815,129)   4,503,416  (4,895,368)
Dividends Paid                                      -            -   (484,411)    (180,348)
                                          ___________  ___________ ___________  ___________
     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                 (1,006,067)  (4,815,129)   4,097,516  (5,075,716)
                                          ___________  ___________ ___________  ___________

     INCREASE (DECREASE) IN CASH
     AND NON-INTEREST EARNING DEPOSITS      (610,321)    4,540,593 (1,676,377)    5,086,481


CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                                  21,863,604   15,940,767  22,929,660   15,394,879

End of Period                              21,253,283   20,481,360  21,253,283   20,481,360

                   Orange National Bancorp & Subsidiary

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of
June 30, 1996, and the consolidated statements of earnings and statements of cash flows for the three month and six month periods ended June 30, 1996 and 1995, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and 1995, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December, 1995, annual report to shareholders. The results of the operations for the periods ended June 30, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

2.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at June 30, 1996, and December 31, 1995, amounted to $2,071,543 and $1,533,373 respectively.

3.INCOME TAX MATTERS

There are no net deferred income tax assets or liabilities in the June 30, 1996 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                            $1,106,000
     Deferred tax liability                          (632,000)
     Valuation allowance for deferred tax asset      (165,000)

          Net deferred tax asset                       309,000

Management believes the valuation allowance is adequate. There has been no change in the allowance during the quarter ending June 30, 1996.

4.SECURITIES

The fair value of securities classified as held to maturity as of June 30, 1996 is $11,279,974. The unrealized losses of securities available for sale net of unrealized gains as of June 30, 1996 is $621,070.

5.  ANALYSIS FOR CREDIT LOSSES

An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1996           1,512,544

     Charge offs                         (212,681)

     Recoveries                             20,981

     Provision for loan losses             135,000

     Balance June 30, 1996               1,455,844

At June 30, 1996, the Bank has classified $1,268,337 of its loans as impaired with a specific loan loss reserve of $326,657 and $211,799 of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended June 30, 1996 was $1,599,400. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended June 30, 1996 on loans classified as impaired was $8,021 which equals the amount of cash payments received.

                   ORANGE NATIONAL BANCORP & SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                        6/30/96                Percent
a.   Cash on Hand & Deposits with
     Correspondent Banks           $21,253,283                 26.0%


b.   Federal Funds Sold            $22,500,000                 27.5%

c.   Marketable Securities
     (Available for Sale)          $38,038,050                 46.5%

     Total                         $81,791,333                100.0%

All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date the Bank has never needed to use these facilities.

The loan-to-deposit ratio at June 30, 1996, was 55.1%, compared to 60.4% at December 31, 1995. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 87.4% at June 30, 1996, compared to 67.5% at December 31, 1995.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are
on deposit with a solvent institution.   The ratio of total capital
(Shareholders' equity plus reserve for loan losses) to risk adjusted assets equalled 13.71% at June 30, 1996, as compared to 12.8% as of December 31, 1995. Primary capital to total loans was 16.4% at June 30, 1996, as compared to 15.1% as of December 31, 1995.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                              Results of Operations

                      2nd Quarter 1996 Vs. 2nd Quarter 1995
                        June 30, 1996       June 30, 1995

Total interest income for the three-month period and quarter ending June 30, 1996, decreased $334,896 or 8.2%, over the like period ending June 30, 1995. Interest and fees on loans decreased $485,108 or 15.0%, due to a decrease in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the three months ended June 30, 1996 was $107,725,349, compared to $116,077,693 for the three month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield decreased 91 basis points from 11.11% to 10.20% as of June 30, 1996.
Investment income increased $150,212 or 17.1% over the prior period. This increase was caused by a 23.6% increase in investment accounts, plus a decrease in average yields. U. S. Government Agencies and Securities represent 68.6% of the Bank's investment portfolio. Because of a decrease in longer term investments and short term interest rates between the two periods, average yield decreased 28 basis points from 5.81% to 5.53% as of June 30, 1996.

Total interest expense increased $100,850 or 13.1% for the subject period ended June 30, 1996, compared to the same period ended June 30, 1995, as a result of the increase in overall cost of funds. Average interest bearing accounts increased $5,523,437 or 4.4%. The cost of funds averaged 21 basis points more during this current quarter than the compared quarter in 1995.

Net interest income (total interest income less total interest expense) decreased $375,746 or 11.7%, during the quarter ended June 30, 1996, over the same period in 1995.

The loan loss provision decreased $60,000 or 48.0%, from $125,000 to $65,000 as of June 30, 1996, based on the amount to provide for estimated losses. At
June 30, 1996, the reserve level was at 1.37% of total loans and leases as compared to 1.43% at June 30, 1995. Total charge-offs in the three month period ended June 30, 1996 were $105,915 and recoveries were $10,924 compared to $37,246 in charge-offs and $58,371 in recoveries in the same period in 1995. At June 30, 1996, non performing loans were $2,297,022 compared to $3,055,000 at December 31, 1995. Real Estate loans totaling $1,997,376 represent 87.0% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,455,844 is adequate and is in conformance with established loan policy and guidelines.

Other income decreased $104,571 or 12.6%. No gains or losses were realized on the sale of securities. Gains of $66,864 were realized on the sale of Small Business Administration Loans during the quarter ending June 30, 1996, compared to $140,726 in gains in the same period in 1995. No gains were realized on the sale of equipment during the quarter ending June 30, 1996. No gains were realized in the quarter ending June 30, 1995.

Other expense decreased $313,002 or 10.0% from $3,131,291 in the second quarter of 1995, to $2,818,289 in the second quarter of 1996. This decrease was partially caused by a $96,474 or 29.1%, decrease in data processing expense relating to a new data processing contract in the second quarter of 1995, a decrease of $111,763 in expenses relating to other real estate owned and a decrease of $63,000 in life insurance expense.

Operating profits before taxes for the quarter ended June 30, 1996 decreased $167,315 or 18.4% over the like period in 1995. This decrease in before tax profits occurred partially as the result of a decrease in average loan interest rates and a decrease in average investment yields and an increase in the average cost of funds.

Net after taxes income for the three month period and quarter ended June 30, 1996, was $469,734 compared to $631,049 for the three month period ending June 30, 1995.

                              Results of Operations

                       First Half 1996 Vs. First Half 1995
                          June 30, 1996    June 30, 1995

Total interest income for the six months ended June 30, 1996, decreased $437,819 or 5.5%, over the like period ending June 30, 1995. Interest and fees on loans decreased $654,156 or 10.6%, due to a decrease in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the six-months ended June 30, 1996 was $108,189,428, compared to $115,561,456 for the six month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield decreased 38 basis points from 10.69% to 10.31% as of June 30, 1996. Investment income increased
$216,337 or 12.4% over the prior period.  This increase was caused by a 16.6%
 increase in the investment accounts, plus a decrease in average yields.
U.S. Government Agencies and Securities represent 60.7% of the Bank's investment portfolio. Because of a decrease in longer-term investments between the two periods, average yield decreased 12 basis points from 5.67% to 5.55% as of June 30, 1996.

Total interest expense increased $205,025 or 13.7% for the subject period ended June 30, 1996, compared to the same period ended June 30, 1995, as a result of the increase in overall cost of funds. Average interest bearing accounts
increased $3,377,731  or 2.7%.   The cost of funds averaged 19 basis points
more during the six month period ending June 30, 1996, over the same period in 1995.

Net interest income (total interest income less total interest expense) decreased $642,844 or 10.0%, during the six months ended June 30, 1996, over the same period in 1995.

The loan loss provision decreased $95,000, or 41.3%, from $230,000 as of June 30, 1995 to $135,000 as of June 30, 1996, based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of June 30, 1996, and it is within the guidelines of the loan loss reserve policy as approved by the Board of Directors.

Other income decreased $371,829 or 18.9%. No gains or losses were realized on the sale of securities. Gains of $270,456 were realized on the sale of Small Business Administration Loans during the six months ending June 30, 1996. Gains of $658,054 were realized in the six months ending June 30, 1995. No gains were realized on the Sale of equipment during the six months ending June 30, 1996. Gains of $6,768 were realized on the sale of equipment during the six months ending June 30, 1995.

Other expense decreased $420,513, or 6.7% from $6,299,985 in the first half of 1995, to $5,879,472 in the first half of 1996. This decrease was partially caused by a $75,698, or 2.5% decrease in salary and benefit costs due to a decrease in staff due to a reorganizational study in the second half of 1994.

Other expense decreased $299,824 or 13.0% as a result of decreases in data processing expenses of $147,209 relating to a new data processing contract in the second quarter of 1995, decreases in life insurance expense of $63,544 and decreases in other real estate owned expenses of $125,859.

Operating profits before taxes for the first half of 1996, decreased $499,160, or 26.8%, over the same period in 1995. This decrease in before tax profits occurred partially as a result of a decrease in average loan interest rates and a decrease in average investment yields and an increase in the average cost of funds.

Net after taxes income for the six-month period ending June 30, 1996, was $885,229 compared to $1,276,389 for the six month period ending June 30, 1995.

                         PART II OTHER INFORMATION


ITEM 1.   Legal proceedings

          No change since 10-K.

ITEM 2.   Changes in securities.

          None to report.

ITEM 3.   Defaults upon senior securities.

          Not applicable.

ITEM 4.   Submission of matters for vote of securities holders.

          A.        Annual meeting held at Orange National Bank May 20, 1996.

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

          C. Meeting resulted in the ratification of the appointment of McGladrey & Pullen as independent public accountant for Bancorp and its subsidiaries, Orange National Bank and ONB Mortgage Corporation for the year 1996 by a vote of 1,380,432 for and 0 against the ratification.

          ITEM 5.   Other information.

                    None to report.

          ITEM 6.   Exhibits and reports on Form 8-K.

          A. Exhibits: Proxy Report, which is incorporated herein by reference filed on 4/22/96.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







KENNETH J. COSGROVE                                         August 13, 1996

Kenneth J. Cosgrove                                                    Date
Chief Executive Officer





ROBERT W. CREIGHTON                                         August 13, 1996

R.W. Creighton                                                         Date
Secretary & Chief Financial Officer