Form 10-Q
period 1996-09-30
ORANGE NATIONAL BANCORP
filed 1996-11-13
CIK 801443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
                             ********

                Quarterly Report Under 13 or 15(d)
                of Securities Exchange Act of 1934

              FOR QUARTER ENDED:  September 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Orange National Bancorp as of September 30, 1996 is 1,950,046.

                          ORANGE NATIONAL BANCORP
                         CONSOLIDATED BALANCE SHEET
  ASSETS                                             9/30/96       12/31/95
                                                 (Unaudited)        (Note*)

Time Certificates of Deposit                               0              0
Securities Held to Maturity                       11,387,740     12,652,817
Securities Available for Sale                     34,500,966     26,908,298
Fed Funds Sold                                    33,300,000     18,500,000
Loans                                            110,923,278    114,236,578
  LESS Allowance for Possible Credit Losses       -1,489,202     -1,512,544
                                                 ___________    ___________
Total Interest Earning Assets                    188,622,782    170,785,149

Cash & Non-Interest Earning Assets                19,374,220     22,929,660
Bank Premises - At Cost
  Building and Land                                3,442,555      3,413,100
  Leasehold Improvements                           2,079,896      2,071,545
  Furniture, Fixtures & Equipment                  3,199,525      3,132,999
    LESS Accumulated Depreciation & Amortization  -3,470,730     -3,091,067
Accrued Interest Receivable                        1,044,495      1,167,707
Other Assets                                       6,248,938      7,518,931
                                                 ___________    ___________
       TOTAL ASSETS                              220,541,681    207,928,024

  LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:  Demand, Non-Interest Bearing           68,598,362     70,237,126
           Money Market & Now                    104,854,293     91,698,505
           Savings                                11,338,705     12,456,884
           Time Deposits of $100,000 or More       7,593,209      6,632,038
           Other Time Deposits                     8,848,653      7,966,817
                                                 ___________    ___________
Total Deposits                                   201,233,222    188,991,370

Other Liabilities                                  1,315,108      1,674,757
                                                 ___________    ___________
       TOTAL LIABILITIES                         202,548,330    190,666,127

COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
       Common Stock - No Par Value
       Authorized: 20,000,000 Shares
       Issued and Outstanding: 1,950,046 Shares in 1996
                               1,933,571 Shares in 1995
                                                   7,652,099      7,509,888
       Retained Earnings                          10,698,100      9,920,549
       Unrealized Gain(Loss)on Securities
            Available for Sale, Net                 -356,848       -168,540
                                                 ___________    ___________
  TOTAL STOCKHOLDERS' EQUITY                      17,993,351     17,261,897

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         220,541,681    207,928,024

*NOTE: The balance sheet at December 31, 1995, has been taken from the Audited Financial Statements. See Notes to Consolidated Financial Statements.

                          ORANGE NATIONAL BANCORP
                      CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                                        QTR ENDINGQTR ENDING       YTD       YTD
                                           9/30/96   9/30/95   9/30/96   9/30/95
Interest Income:
     Loans                               2,740,815 3,132,437 8,264,931 9,310,709
     Taxable Investment Securities         703,141   656,417 1,934,079 1,881,763
     Fed Funds Sold                        402,114   259,215 1,138,433   784,789
          Total Interest Income          3,846,070 4,048,06911,337,44311,977,261

Interest Expense:
     Time Deposits of $100,000 or more      95,452    61,948   270,364   154,160
     Other Deposits                        817,186   740,808 2,346,386 2,147,683
          Total Interest Expense           912,638   802,756 2,616,750 2,301,843
     NET INTEREST INCOME                 2,933,432 3,245,313 8,720,693 9,675,418

Provision for Possible Credit Losses        60,000    75,000   195,000   305,000

Net Interest Income After Provision
     for Possible Credit Losses          2,873,432 3,170,313 8,525,693 9,370,418

Other Income:
     Service Charge on Deposit Accounts    264,171   265,816   805,825   797,345
     Other                                 616,686   396,526 1,667,472 1,829,266
          Total Other Income               880,857   662,342 2,473,297 2,626,611

Other Expense:
     Salaries, Wages, Employee Benefits  1,433,439 1,397,001 4,436,961 4,476,221
     Occupancy Expense of Bank Premises    304,788   276,669   863,657   844,343
     Furniture & Equipment Expense         163,480   180,520   475,946   529,172
     Other                                 960,846 1,109,029 2,965,461 3,413,468
          Total Other Expense            2,862,553 2,963,219 8,742,025 9,263,204

Earnings Before Income Taxes               891,736   869,436 2,256,965 2,733,825

     Applicable Income Taxes (Credits)     281,000   281,000   761,000   869,000

Net Earnings                               610,736   588,436 1,495,965 1,864,825

Earnings Per Share                           $0.31     $0.30     $0.77     $0.96

                                       ORANGE NATIONAL BANCORP
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                       QTR ENDING     QTR ENDING   YEAR TO DATE   YEAR TO DATE
                                          9/30/96        9/30/95        9/30/96        9/30/95

CASH FLOWS FROM OPERATING ACTIVITIES      975,595      1,049,554       2379,332      2,829,489

CASH FLOWS FROM INVESTING ACTIVITIES

     Puchase of Furniture & Equipment
     and Leasehold Improvements           (24,246)      (191,601)      (130,507)      (479,187)

NET (INCREASE) DECREASE IN:

     Federal Funds Sold               (10,800,000)   (16,632,000)   (14,800,000)    (2,067,000)
     Securities                         4,493,175      8,889,724     (5,998,875)     4,223,580
     Loans                                            (4,325,723)      (664,055)     3,094,958     (1,889,499)

     NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES             (10,656,794)    (8,597,932)   (17,834,424)      (212,106)


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Sale of Common Stock         63,700             -0-       142,211             -0-
Net Increase (decrease) in Deposits     7,738,436      7,771,314     12,241,852      2,875,946
Dividends Paid                                 -0-            -0-      (484,411)      (183,912)

     NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES               7,802,136      7,771,314     11,899,652      2,692,034

     INCREASE (DECREASE) IN CASH
     AND NON-INTEREST EARNING DEPOSITS (1,879,063)       222,936     (3,555,440)     5,309,417

CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                              21,253,283     20,481,360     22,929,660     15,394,879

End of Period                          19,374,220     20,704,296     19,374,220     20,704,296

               Orange National Bancorp & Subsidiary

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of September 30, 1996, and the consolidated statements of earnings and statements of cash flows for the three month and nine month periods ended September 30, 1996 and 1995, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 1995, annual report to shareholders. The results of the operations for the periods ended September 30, 1996 and 1995, are not necessarily indicative of the operating results for the full years.

2.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at September 30, 1996, and December 31, 1995 amounted to $2,011,743 and $1,533,373 respectively.

3.INCOME TAX MATTERS

There are no net deferred income tax assets or liabilities in the September 30, 1996 consolidated balance sheet. The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred Tax Assets                                    $1,106,000
     Deferred Tax Liability                                   -632,000
     Valuation allowance for deferred tax assets              -165,000

          Net Deferred tax asset                              $309,000

Management believes the valuation allowance is adequate. There has been no change in the allowance during the quarter ending September 30, 1996.

4.SECURITIES

The fair value of securities classified as held to maturity as of September 30, 1996 is $11,020,788. The unrealized losses of securities available for sale net of unrealized gains and net of applicable income taxes as of September 30, 1996 is $284,449. Net unrealized losses on securities transferred from available for sale to held to maturity is $72,399.

5. ANALYSIS FOR CREDIT LOSS

Analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1996                1,512,544
     Charge offs                               -252,486
     Recoveries                                  34,144
     Provision for loan losses                  195,000

     Balance September 30, 1996               1,489,202

At September 30, 1996, the bank has classified $1,453,616 of its loans as impaired with a specific loan loss reserve of $385,691 and none of its loans as impaired with no related loss reserve as determined in accordance with this September Statement. The average recorded investment in impaired loans during the quarter ended September 30, 1996 was $1,484,000. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended September 30, 1996 on loans classified as impaired was $7,911 which equals the amount of cash payments received.

               ORANGE NATIONAL BANCORP & SUBSIDIARY

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                               09/30/96        Percent

a.   Cash on Hand & Deposits with
          Correspondent Banks               $19,374,220          22.2%

b.   Federal Funds Sold                     $33,300,000          38.2%

c.   Marketable Securities                  $34,500,966          39.6%
     (Available for Sale)

          Total                             $87,175,186         100.0%

All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, the Bank has never needed to use these facilities.

The loan-to-deposit ratio at September 30, 1996, was 55.1%, compared to 60.4% at December 31, 1995. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest-bearing demand deposits was 95.0% at September 30, 1996, compared to 67.5% at December 31, 1995.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on
deposit with a solvent institution.   The ratio of total capital
(Shareholders' equity plus reserve for loan losses) to total risk adjusted assets equaled 13.72% at September 30, 1996, as compared to 12.8% as of December 31, 1995. Primary capital to total loans was 16.4% at September 30, 1996 as compared to 15.1% as of December 31, 1995. On
September 18, 1996 a $0.12 per share cash dividend was declared to shareholders of record on October 11, 1996, payable on October 31, 1996, totalling $234,005.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                      Results of Operations

              3rd Quarter 1996 Vs. 3rd Quarter 1995
             September 30, 1996    September 30, 1995

Total interest income for the three month period & quarter ending September 30, 1996, decreased $201,999 or 5.0%, over the like period ending
September 30, 1995. Interest and fees on loans decreased $391,622 or 12.5%, due to a decrease in the average loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the three months ended September 30, 1996 was $108,067,840, compared to $114,780,710 for the three-month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield decreased 77 basis points from 10.83% to 10.06% as of September 30, 1996. Investment income increased $189,623 or 20.7% over the prior period. This increase was caused by a 23.6% increase in the investment accounts, plus a decrease in average yields. U.S. Government Agencies and Securities represent 60.7% of the Bank's investment portfolio. Because of a decrease in the longer term investments and short term interest rates between the two periods, average yield decreased 13 basis points from 5.69% to 5.56% as of September 30, 1996.

Total interest expense increased $109,882 or 13.7% for the subject period ended September 30, 1996, compared to the same period ended September 30, 1995 as a result of the increase in overall cost of funds. Average interest-bearing accounts increased $6,682,737 or 5.3%. The cost of funds averaged 21 basis points more during the current quarter than the compared quarter in 1995.

Net interest income (total interest income less total interest expense) decreased $311,881 or 9.6%, during the quarter ended September 30, 1996, over the same period in 1995.

The loan loss provision decreased $15,000, or 20.0%, from $75,000 to $60,000 as of September 30, 1996, due to the adequacy of the loan loss reserve. At September 30, 1996, the reserve level was at 1.34% of total loans as compared to 1.49% as September 1995. Total charge-offs in the three-month period ended September 30, 1996 were $39,804 and recoveries were $13,163 compared to $25,573 in charge-offs and $26,389 in recoveries in the same period in 1995. At September 30, 1996, non performing loans were $2,155,470 compared to $3,055,000 at December 31. 1995. Real Estate loans totaling $1,858,143 represent 86.2% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,489,202 is adequate and is in conformance with established loan policy and chatelaines.

Other income increased $218,515 or 33.0%. Gains of $12,953 were realized on the sale of securities during the quarter ending September 30, 1996. Gains of $40,385 were realized in the quarter ending September 1995. Gains of $164,960 were realized on the sale of Small Business Administration Loans during the Quarter ending September 30, 1996. No gains were realized on the sale of Small Business Administration Loans during the quarter ending September 30, 1995. No gains were realized on the sale of equipment in the quarter ending
September 30, 1996. Gains of $1,787 were realized on the sale of equipment in the quarter ending September 30, 1995.

Other expense decreased $100,666, or 3.4% from $2,963,219 in the third quarter of 1995, to $2,862,553 in third quarter of 1996. This decrease was partially caused by a decrease of $168,830 in expenses relating to Other Real Estate Owned and an increase in salary and benefit costs of $36,438 due to normal cost-of-living salary increases.

Operating profits before taxes for the quarter ended September 30, 1996 increased $22,300, or 2.6%, over the like period in 1995. This increase in before tax profits occurred partially as a result of an increase in other income and a decrease in other expense.

Net after taxes income for the three month period and quarter ended September 30, 1996, was $610,736 compared to $588,436 for the three month period and quarter ended September 30, 1995.

                      Results of Operations

             Nine Months 1996  Vs. Nine Months 1995
          September 30, 1996         September 30, 1995

Total interest income for the nine months ended September 30, 1996, decreased $639,818 or 5.3%, over the like period ending September 30, 1995. Interest and fees on loans decreased $1,045,778 or 11.2%, due to a decrease in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the nine months ended September 30, 1996 was $108,148,603, compared to $115,298,347 for the nine-month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield decreased 58 basis points from 10.77% to 10.19% as of September 30, 1996. Investment income increased $405,960 or 15.2% over the prior period. This increase was caused by a 19.0% increase in investment accounts, plus a decrease in average yields. U.S. Government Agencies and Securities represent 57.7% of the Bank's investment portfolio. Because of a decrease in longer term investments between the two periods, average yield decreased 18 basis points from 5.70% to 5.52% as of September 30, 1996.

Total interest expense increased $314,907 or 13.7% for the subject period ended September 30, 1996, compared to the same period ended September 30, 1995 as a result of an increase in overall cost of funds. Average interest-bearing accounts increased $4,497,291 or 3.6%. The cost of funds averaged 24 basis points more during the nine month period ending September 30, 1996 over the same period in 1995.

Net interest income (total interest income less total interest expense) decreased $954,725 or 9.9%, during the nine months ended September 30, 1996, over the same period in 1995.

The loan loss provision decreased $110,000 or 36.1%, from $305,000 as of September 30, 1995 to $195,000 as of September 30, 1996 based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of September 30, 1996, and it is within the guidelines of the loan loss reserve policy as approved by the Board of Directors.

Other income decreased $153,314 or 5.8%. Gains of $12,953 were realized on the sale of securities during the nine months ending September 30, 1996. Gains of
$40,385 were realized in the nine months ending September 30, 1995.   Gains of
$435,417 were realized on the sale of Small Business Administration Loans during the nine months ending September 30, 1996. Gains of $658,054 were realized in the nine months ending September 30, 1995. No gains were realized on the sale of equipment in the nine months ending September 30, 1996. Gains of $8,555 were realized on the sale of equipment in the nine months ending September 30, 1995.

Other expense decreased $521,179 or 5.6% from $9,263,204 in the first nine months of 1995, to $8,742,025 in the first nine months of 1996. This decrease was partially caused by a $39,260, or 0.88% decrease in salary and benefit costs due to a decrease in staff due to a reorganizational study in the second half of 1994. Other expense decreased $448,007 or 13.1% as a result of decreases in data processing expenses of $142,782 relating to a new data processing contract in the second quarter of 1995, decreases in life insurance expense of $26,669 and decreases in other real estate owned expenses of $294,768.

Operating profits before taxes for the first nine months of 1996 decreased $476,860 or 17.4% over the same period in 1995. This decrease in before tax profits occurred partially as the result of a decrease in average loan interest rates and a decrease in average investment yields and an increase in the average cost of funds.

Net after taxes income for the nine month period ending September 30, 1996, was $1,495,965 compared to $1,864,825 for the nine month period ending September 30, 1995.

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







KENNETH J. COSGROVE                             NOVEMBER 12, 1996

Kenneth J. Cosgrove                                          Date
Chief Executive Officer





ROBERT W. CREIGHTON                             NOVEMBER 12, 1996

R.W. Creighton                                               Date
Secretary & Chief Financial Officer