Form 10-K
period 1996-12-31
ORANGE NATIONAL BANCORP
filed 1997-04-01
CIK 801443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C 20549
                           FORM 10-K
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1996Commission File No. 33-8743
                              OR

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


                    1201 E. Katella Avenue
                      Orange, California
            (Address of Principal Executive Offices)
                            92867
                           (Zip Code)


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

  As of January 31,1997, the aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $17,704,115. The aggregate market value of the voting shares held by nonaffiliates includes all stockholders except officers and directors and was computed based on a market price which resulted from a recent trade.
    1,958,296 Shares of Common Stock were outstanding at March 14, 1997.
                   DOCUMENTS INCORPORATED BY REFERENCE



                     Document Incorporated
                      Part of Form 10-K
                    into which incorporated


  Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 1996


                           Part III

                             TABLE OF CONTENTS

                            PART I

  ITEM                                                   Page

  1. Business                                            4-20

  2. Properties                                            20

  3. Legal Proceedings                                     20

  4. Submissions of Matters to a Vote of Security Holders  20

                           PART II

  5. Market for Registrant's Common Equity and Related Stockholder Matters21

  6. Selected Financial Data                               21

  7. Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                 22-27

  8. Financial Statements and Supplementary Data           27

  9. Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosures                                              27

                           PART III

  10.     Directors and Executive Officers of the Registrant28

  11.     Executive Compensation                           28

  12.     Security Ownership of Certain Beneficial Owners and Management28

  13.     Certain Relationships and Related Transactions   28

                           PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K29

  Signatures                                            30-31

    Index to Exhibits                                        32
                                 PART I.

  ITEM 1. BUSINESS

  General

  Orange National Bancorp (the "Bancorp") was organized and incorporated under
the laws   of the State of California on July 28, 1986, at the direction of the
Board of Directors of Orange National Bank (the "Bank") and for the purpose of becoming a bank holding company to acquire all the outstanding capital stock of the Bank. The principal location of the Bancorp and its operations is at the head office of the Bank located at 1201 East Katella Avenue, Orange, CA 92867. On January 16, 1987, with the approval of the Comptroller of the Currency and the Federal Reserve Bank of San Francisco, the Bank became a wholly-owned subsidiary of the Bancorp, and the Bancorp commenced operations as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and became subject to the supervision and regulation of the Board of Governors of the Federal Reserve System.

  Substantially all consolidated operating income and net income is presently derived from banking related activities. For the foreseeable future, it is expected that such banking related activities will continue to represent the Bancorp's primary source of operating income and net income. In 1992, the Bancorp formed a new subsidiary to perform mortgage brokerage services.
In 1993, the Company began mortgage banking operations including origination, sale and servicing of mortgage loans. During 1994, the Company ceased its mortgage banking operations and there were no gains or losses on the disposal of the Segment. The Bank was organized and chartered as a national banking association on October 31, 1979 and opened for business on
the same date.   The Bank currently has  six offices.  Its head office is
located at 1201 East Katella Avenue, Orange, California 92867 and the five branch offices are located at 77 Plaza Square, Orange, California 92866; 2019
  West Orangewood Avenue, Orange, California 92868; 7510 East Chapman Avenue, Orange, California 92869; 800 Glenneyre Road, Laguna Beach, California
92651; and  25255 Cabot Road, Laguna Hills, California 92653.   Additional
administration offices are located at 2117 West Orangewood Avenue, Orange, California 92868 and at 115 and 274 North Glassell Street, Orange, California 92866.


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

  The three general areas in which the Bank has directed virtually all of its lending activities are (I) commercial loans, (ii) loans to individuals, and
(iii) residential, commercial, and construction real estate loans. As of December 31, 1996, these three categories accounted for approximately 36.9%, 8.5%, and 54.5%, respectively, of the Bank's loan portfolio. The Bank's commercial loans are primarily to small and medium sized businesses and are for terms ranging primarily from 30 days to 5 years, with the majority of loans being due within one year. Consumer installment loans are for a maximum term of 48 months for unsecured  loans and for a term of the depreciable life of tangible property used as collateral for secured loans.  Commercial real estate loans are generally for terms of up to
5 years.   Approximately 80% of loans are written with variable interest rates.

  As of December 31, 1996, the Bank has total unused loan and credit commitments of $28,358,000 of which $1,907,000 were standby letters of credit and
$26,457,000 were commitments to grant loans. The Bank presently has sufficient liquidity to fund all loan commitments.

  Although the loan portfolio is diversified, some loans and loan commitments
are unsecured.   As of December 31, 1996, the Bank is the creditor for
approximately $2.8 million of loans to companies or individuals and approximately $6.7 million in loan commitments which are unsecured. The Bank's policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the
Bank is willing to undertake.

  The Bank's deposits are attracted primarily from individuals and commercial
enterprises.   The Bank also attracts some deposits from municipalities and
 other government agencies.   The Bank does not have nor does it anticipate
originating any brokered deposits.

  As of December 31, 1996, the Bank had approximately $77.8 million in total noninterest bearing demand deposits, $10.9 million in savings, $17.4 million in time deposits for individuals and corporations, and $92.2 million in NOW and money market accounts.

  As of December 31, 1996, the Bank had total deposits of approximately
$198.4 million.   This total accounted for approximately 13% of the total
deposits in the City of Orange and surrounding service area, and approximately 1% of the total deposits in the Laguna Beach area.

  The principal source of the Bank's income are interest and fees and other charges from the Bank's loan portfolio and interest income on the Bank's investments. For 1996, these sources comprised approximately 62.9% and 22.5%, respectively, of the Bank's total income for this period. The remaining significant sources of income are from fees on deposit accounts and other customer services.

Distribution of Assets, Liabilities, and Stockholders' Equity

     The following schedule shows the average balance of the Bancorp's assets, liabilities, and stockholders' equity accounts and the percentage distribution of the items, computed using the average daily balances for the periods indicated. Percentages indicated below are percentages of total average assets. (In thousands of dollars, except percent amounts.):


                         Years Ended December 31,


ASSETS                   1996                1995                 1994

Cash  and due from banks     $20,415    9.4%    $19,679    9.5%  $18,934    9.8%

Interest bearing deposits at financial institutions
                                   0       0          0      0         2      0
Securities                    44,937    20.7     43,073   20.8    32,960   17.0
Federal funds sold            29,725    13.7     20,372    9.9    19,944   10.3

Loans                        109,802    50.7    114,820   55.4   114,718   59.3
Less allowance for credit losses
                              (1,487)   (0.7)    (1,601)  (0.7)   (1,562)  (0.8)

               Net loans     108,315    50.0    113,219   54.7   113,156   58.5

Bank premises and equipment,  net
                               5,382     2.5      5,483    2.7     5,492    2.8
Other assets                   7,998     3.7      5,101    2.4     3,143    1.6

               TOTAL ASSETS  216,772     100%  $206,927  100.0% $193,631  100.0%

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing, demand
                             $67,662   31.2%    $64,372   31.1%  $59,628   30.8%
     Market rate and money market,  demand
                             101,562   46.9      99,182   47.9    90,734   46.9
     Savings                  12,420    5.7      13,474    6.5    14,229    7.3
     Time                     15,969    7.4      12,511    6.1    13,650    7.1

               Total deposits197,613   91.2     189,539   91.6   178,241   92.1

Other liabilities              1,381    0.6       1,286    0.6       869    0.4

               Total liabilities
                             198,994   91.8     190,825   92.2   179,110   92.5
Stockholders' equity:
     Common stock              7,594    3.5       7,109    3.4     6,848    3.5
     Retained earnings        10,184    4.7       8,993    4.4     7,673    4.0
     Total stockholders' equity
                              17,778    8.2      16,102    7.8    14,521    7.5
                          TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY

                            $216,772   100%    $206,927   100.0% $193,631 100.0%

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

  Years Ended December 31,


 Category                         1996              1995              1994
  Interest bearing deposits at financial institutions:
     Average outstanding            $-                 $-                $2
     Average yield                   -                  -                 -
     Amount of interest earned       -                  -                 -

  Securities:
     Average outstanding        $44,937            $43,073          $32,960
     Average yield                5.85%              5.74%            4.87%
     Amount of interest earned   $2,627             $2,471           $1,606

  Federal funds sold:
     Average outstanding        $29,725            $20,372          $19,944
     Average yield                5.23%              5.63%            4.12%
     Amount of interest earned   $1,555             $1,146             $822

  Net loans:
     Average outstanding       $108,315           $113,219         $113,156
     Average yield               10.81%             11.44%           10.15%
     Amount of interest  and
     fees earned                $11,712            $12,954          $11,480

   Total earning assets:
     Average outstanding       $182,977           $176,664         $166,062
     Average yield                8.69%              9.38%            8.38%
     Amount of interest earned  $15,894            $16,571          $13,908

Interest Expense Rates

   The following table sets forth the Bancorp's amount of savings and time deposits and other borrowings and the average rate paid on such deposits and borrowings for the periods indicated. (In thousands of dollars, except percent amounts.) Amounts outstanding are the average daily balances outstanding for the respective periods:


 Category                  Years Ended December 31,

                                    1996           1995              1994
Market rate and money market deposits(1)
    Average outstanding         $101,562        $99,182           $90,734
    Average rate paid              2.47%          2.34%             2.01%
    Amount of interest paid or accrued
                                 $2,510          $2,325            $1,826

Savings:
    Average outstanding         $12,420         $13,474           $14,229
    Average rate paid             2.00%           1.98%             2.00%
    Amount of interest paid or accrued
                                  $249             $267              $285

Time:
    Average outstanding        $15,969          $12,511           $13,650
    Average rate paid            4.76%            4.39%             2.90%
    Amount of interest paid or accrued
                                  $760             $549              $396

Total interest-bearing liabilities:
    Average outstanding       $129,951         $125,167          $118,613
    Average rate paid            2.71%            2.51%             2.11%
    Amount of Interest paid or accrued
                                $3,519           $3,141            $2,507

(1) Market rate and money market deposits include only interest-bearing transaction accounts.

Net Yield on Interest- Earning Assets
                                 6.76%            7.60%             6.87%

Rate/Volume Analysis of Net Interest Income

The following table sets forth the cause and amounts of change in interest earned and paid for the periods indicated (In thousands of dollars):

                   1996 over 1995 (1)                     1995 over 1994 (1)
                   Volume     Rate  Total         Volume     Rate        Total

Increase (decrease) in:

Interest income:

Investment securities    107     49      156            493       372      865
Federal funds sold       527   (118)     409             18       306      324
Net loans               (561)  (681)  (1,242)             6     1,468    1,474

Total earning assets     $73  $(750)   $(677)          $517    $2,146   $2,663

Interest expense:

Market rate and money market deposits
                        $56    $129    $185            $170      $329     $499
Savings deposits        (21)      3     (18)            (15)       (3)     (18)
Time deposits           152      59     211             (33)      186      153

Total Interest-bearing liabilities
                       $187    $191    $378            $122      $512     $634

(1) The variance not solely due to rate or volume is allocated to the rate variances. Non-accrual loans have been included for the purpose of this analysis. Loan fees of approximately $1,037,000 for 1996, $1,089,000 for 1995, and $1,153,000 for 1994 have been included for purposes of this analysis. Tax exempt income is not presented on a tax equivalent basis as the amounts are not material.

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

                                     December 31,
                                           1996           1995            1994


                Amortized   Market    Amortized    Market   Amortized  Market
                 Cost (1)    Value     Cost (1)     Value    Cost (1)   Value
Mortgage-backed securities
                  $10,937   $10,844     $12,479    $12,421    $12,857 $11,745
U.S. Treasury securities and obligations of
other U.S. Government agencies and corporations
                       -0-       -0-         -0-        -0-     8,873   8,649
Other                 174       174         174        174        174     174

     Total        $11,111   $11,018     $12,653    $12,595    $21,904 $20,568

(1) Securities held to maturity are stated at cost as disclosed in the notes to financial statements, adjusted for amortization of premium and accretion of discount.
    The securities classified as available for sale as of the dates indicated are as follows (in thousands of dollars):

                                       December 31,

                     1996                    1995                   1994

                Amortized    Market     Amortized   Market   Amortize  Market
                     Cost  Value(2)          Cost  Value(2)      Cost Value(2)

U.S. Treasury securities and obligations of other U.S.
Government agencies and corporations
                  $28,992   $28,899      $24,984    $24,914   $15,940  $15,377
Mortgage-backed securities
                       -0-       -0-       2,018      1,994     4,024    3,871
     Total         $28,992   $28,899     $27,002    $26,908   $19,964  $19,248

(2) Securities available for sale are stated at market value with unrealized gains and losses being reported as an adjustment to stockholders' equity net of the related tax effect. None of the mortgage-backed securities are classified as
 "high risk" by the Bank's regulators.

On March 31, 1994, the Company transferred certain securities from available for sale to held to  maturity.  The amortized cost and fair value of the securities
 at date of transfer were $5,972,000 and  $5,701,000, respectively.   Amortized
cost of held to maturity securities is presented net of   approximately
$111,000 of unrealized loss on the securities transferred from available for sale.

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

Maturity of Investment Securities

  The following table summarizes the maturity of the Bancorp's and Bank's securities and weighted average yield as of December, 31 1996 (in thousands of dollars, except percent amounts):

                     Principal Amount      Book Value (1)   Average Yield (2)
Mortgage-backed securities (3)
                              $11,038             $10,937           $5.38%
U.S. Treasury Securities and obligations of U.S. Government
  Agencies and corporations:

     Due within one year        4,000               4,005            5.66%
     Due after one year but within
       five years              25,000              24,894            6.50%

  Other                           174                 174            5.86%

          Total Securities    $40,212             $40,010            6.11%

  (1) Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, securities available for sale are recorded at quoted market values.

  (2) Weighted average yield is the yield on the book value of the security computed on the coupon rate and amortization of premium and accretion of discount.

  (3)            Mortgage-backed securities are not scheduled for maturities due
 to the periodic   principal payments received and unknown amount of expected prepayments.

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

  A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of
 the loan agreement.    Impaired loans are measured based on the present value
of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the
fair value of the collateral if the loan is collateral dependent.    The
amount of impairment, if any, and any subsequent changes are included in the allowance for credit losses.

Types of Loans

                 The types of the Bank's total loans (all domestic) as of the dates indicated are shown in the following table (in thousands of dollars, except percent amounts):

                                                 December 31,
                                               1996             1995           1994              1993              1992
TYPE OF LOAN
Real estate, mortgage (includes only
loans secured primarily by real estate   $64,124   53.3%  $61,084  53.5%  $61,345   53.7%  $64,310   55.9%  $61,816   52.1%

Mortgage loans held for sale                  -       -         -     -         -      -     2,050    1.8%        -      -

Real estate, construction                  1,401    1.2       242   0.2%    2,286    2.0%    3,473    3.0%    7,097    6.0%

Commercial and industrial                 44,428   36.9    41,361  36.2%   40,976    35.9%  34,376   29.8%   38,432    32.4%

Loans to individuals                      10,255    8.5    10,343   9.1%    9,384     8.2%  10,127    8.8%   10,455     8.8%

Other                                        152    0.1     1,207   1.0%      177     0.2%     858    0.7%      890     0.7%

TOTAL LOANS                             $120,360    100% $114,237   100% $114,168     100%$115,194    100% $118,690     100%

Less allowance for credit losses          (1,369)          (1,513)         (1,465)          (1,524)          (1,425)

TOTAL NET LOANS                         $118,991         $112,724        $112,703         $113,670         $117,265

Included in the loans above are approximately $2,836,000, $4,753,000, $3,743,000, $4,236,000 and $4,037,000 from companies or individuals which are unsecured as of December 31, 1996,1995,1994, 1993 and 1992, respectively.

Loan Maturities and Sensitivity to Changes in Interest Rates

                 The following table (in thousands of dollars) sets forth the maturity distribution of the Bank's total net loans by category as of
December 31 1996.  In addition, the table shows the  distribution between those loans with predetermined (fixed) interest rates and those with
  variable (floating) interest rates.   Floating rates generally fluctuate with
changes in the  Bank's interest cost:

                             Within one          After one but        After
                               year (1)            within five    five years
                                                         years
Commercial and industrial        15,625                  7,976        21,164

  Real estate construction        1,412                      -             -

  Distribution between fixed and floating
  interest rates after one year:

     Fixed interest rates                                  265            582

     Floating interest rates                             7,711         20,582

  The above maturity schedule does not include $348,000 of unearned net loan fees and premiums.

  (1)Demand loans and overdrafts are shown as "within one year" and scheduled Repayments are reported in the maturing periods in which the final payments are due.

  Credit Risk Management

                 In managing its loan portfolio, the Bank utilizes procedures designed to assure acceptable quality and to bring any potential losses or potential defaults in existing loans to the attention of the appropriate management personnel. Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for which he is
  responsible.   The Bank's Senior Vice President and Senior Credit Officer are
responsible  for general supervision of the loan portfolio and adherence by the
loan officers to the loan  policy of the Bank.   The Bank has an outside
consulting firm to periodically review the loan portfolio to provide suggested risk rating of the loans. Bank management reviews the suggested ratings along with all other available information to properly monitor the loan portfolio.

                 In accordance with the Bank's policies, management presents a written report to the Bank's Board of Directors at the monthly Board of
Directors meeting.   The Directors review  the list of all loans which are
30 days or more past due and the loans on the Bank's watch list which include loans having increased credit risk over the rest of the portfolio.
  Additionally, the report includes a listing of all loans made the prior month.

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

                 The following table sets forth information with respect to loans which were accounted for on a non-accrual basis or contractually past due 90 days or more as to interest or principal payments, or restructured (in thousands of dollars):

                                           At December 31,

                                      1996      1995      1994     1993     1992
Loans on non-accrual basis          $2,464    $3,055     $3163    $2,744  $3,100

Loans past due 90 days or more and still
  accruing interest                      7        33       158       46      958

Troubled debt restructuring, and not included above
                                       -0-       -0-        -0-      -0-     -0-

     Total                         $2,471    $3,088     $3,321    $2,790  $4,058

         If all such loans had been current in accordance with their original terms during the year ended December 31, 1996, approximately $624,000 would have been the gross interest income. The amount of interest income included in income on these non-accrual loans during the year ended December 31, 1996 was approximately $132,000.

                 Loans are generally placed on non-accrual status when principal
 or interest  payments are past due 90 days or more.   Certain loans are placed
on non-accrual status  earlier if there is reasonable doubt as to the
collectibility of interest or principal.   Loans  which are in the process of
 renewal in the normal course of business, or are well secured, and in the process of collection, continue to accrue interest.
                 Management has no knowledge of any additional loans not disclosed in this section on non-accrual, past due, or troubled debt
restructuring that may be potential problem  loans.   The Bank has no loans
to foreign borrowers. The Company has quantified its impaired loans in footnote 4 to the financial statements. Loans on nonaccrual basis are greater than the total impaired loans because the collateral value of certain nonaccrual loans are large enough that management believes all principal and interest will be collected on those loans and therefore do not meet the definition of impaired. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired
loans are    valued primarily at the fair value of the underlying collateral.

       As of December 31, 1996, 1995, 1994, 1993 and 1992 there was no concentration of loans exceeding 10% of total loans which was not otherwise disclosed as a category in the loan portfolio table and there were no other interest bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans.

       The following table shows loans outstanding, actual charge-offs, recoveries on loans previously charged-off, the allowance for credit losses, and pertinent ratios during the periods and as of the dates indicated (in thousands of dollars, except percent amounts):

               ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

                                             Years Ended December 31

                                          1996 1995 1994 1993 1992

Average loans                         $109,802  $114,820  $114,718  $118,774  $120,028

Total gross loans at end of period    $120,360  $114,237  $114,168  $115,194  $118,690

Reserve for loan losses:
     Balance, beginning of period       $1,513    $1,465    $1,524    $1,425    $  950
     Charge-offs:
          Commercial and industrial       $252      $302      $459      $232    $582
          Real estate - construction        -0-       -0-       -0-       30      -0-
          Real estate - mortgage           125        70        25        76      -0-
          Installment                       10        16         4        27       2

                                          $387      $388      $488      $365    $584

     Recoveries:
          Commercial and industrial         30       $63      $129       $67     $34
          Leases                            -0-       45        -0-       -0-      -0-
          Real estate - construction        -0-       -0-       -0-       -0-      -0-
          Real estate - mortgage             8         8        -0-       -0-      -0-
          Installment                       -0-       -0-        2         3        4

                                           $38      $116      $131       $70      $38

     Net charge-offs                      $349      $272      $357      $295     $546

     Additions  charged to operations     $205      $320      $298      $394     $790

     Acquired by purchase of Laguna Bank   $-0-      $-0-      $-0-      $-0-    $231

     Balance, end of period             $1,369    $1,513    $1,465    $1,524   $1,425

Net charge-offs during the period to average
gross loans outstanding during period     0.32%     0.24%     0.31%     0.25%    0.45%

     The Bank has allotted the allowance for credit losses according to the amount deemed reasonably necessary to provide for the possibility of losses being incurred within categories of loans set forth in the table below (in thousands of dollars, except percent amounts):

                                                               December 31,
                                  1996                    1995                     1994                   1993/1992

                                    Percent of              Percent Of               Percent of             Percent of
                                    Loans In Each           Loans In Each            Loans in Each       Loans in Each
                         Allowance  Category to  Allowance  Category to   Allowance  Category to  AllowanceCategory to
                                    Total Loans             Total Loans              Total Loans           Total Loans
Commercial and Industrial   $343        36.9%       $831        36.2%        $744         35.9%       $550      29.8%
                                                                                                      $550      32.4%

Real Estate - construction     9         1.2           3         0.2          124          2.0          75       3.1
                                                                                                       417       6.0

Mortgage loans held for sale  -0-        -0-          -0-        0.0          -0-          0.0          -0-      1.8
                                                                                                        -0-      0.0

Real estate - mortgage       959        53.3         594        53.5          468         53.7         837      55.9
                                                                                                       400      52.1

Installment                   58         8.5          62         9.1          108          8.2          40       8.8
                                                                                                        56       8.8

Other                         -0-        0.1          23         1.0           21          0.2          22       0.7
                                                                                2          0.7

                            $1,369       100.0%     $1,513       100.0%      $1,465        100.0%   $1,524     100.0%
                                                                                                    $1,425     100.0%

        Included in the Bank's allocation of its allowance for credit losses are provisions for specific loans, current economic conditions and a general reserve for unknown potential losses. Bank management considers loans classified by its internal loan review system, an independent third party
reviewer  and its regulators.   None of these classifications indicate trends
 or uncertainties which will materially impact future operating results, liquidity, or capital resources. The Bank has provided for the potential adverse effects of current economic conditions. However, the full effects of the economy on the loan portfolio cannot be predicted with any certainty.  See
discussion in item 7.   Any loans which management doubts the ability of
borrowers to comply with loan repayment terms are provided for in the allowance.

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

                 At December 31, 1996 and 1995, the aggregate amount of interest-bearing deposits was 60.8% and 62.8%, respectively, of total deposits. The Bank has no foreign deposits. While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans may be affected by seasonal and economic changes which, in turn, may impact liquidity. The Bank does not have any brokered deposits. As of December 31, 1996, the Bank has deposit concentrations of $29,053,000 from five customers. Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

                 The following table sets forth information for the periods indicated regarding the average balances of the Bank's deposits by category and as a percentage of average total deposits (in thousands of dollars, except percent amounts):

Years Ended       Demand (non-      Money Market  Savings   Time  Total
December 31       Interest Bearing      and NOW                       Deposits

1996

Average balance       $67,662        $101,562     $12,420  $15,969    $197,613

Percent of total        34.2%           51.4%        6.3%     8.1%        100%

Average rate paid        0.0%            2.5%        2.0%     4.8%        1.8%

1995

Average balance      $64,372         $99,182      $13,474  $12,511    $189,539

Percent of total       34.0%            52.3%        7.1%      6.6%     100.0%

Average rate paid       0.0%             2.3%        2.0%      4.4%       1.7%

1994

Average balance     $59,628          $90,734      $14,229   $13,650   $178,241

Percent of total      33.5%            50.9%          8.0%      7.6%      100%

Average rate paid      0.0%             2.0%          2.0%      2.9%      1.4%

    The following table indicates the amount (in thousands of dollars, except percent amounts) and maturity of the Bank's time certificates of deposit over $100,000 as of December 31, 1996.

                                                    1996
                                           Balance     Percent of Total

Less than three months                      $6,870           78.0%

Three months through six months              1,123           12.7

Six months through twelve months               815            9.3

Over twelve months                               0            0.0

                                            $8,808          100.0%

Return on Equity and Assets

   The following table indicates the key financial ratios of the Bank for the periods indicated:

                                          Year Ended December 31,


                                             1996          1995           1994
Profitability ratios:

   Rate of return on average total assets    1.02%        1.22%          0.43%

   Rate of return on average stockholders' equity
                                            12.38%       15.68%          5.75%

Capital Ratios:

   Dividend payment ratio to net income (1)  32.6%       19.23%         11.00%

  Average stockholders' equity to average total assets
                                             8.20%        7.78%          7.50%

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

Supervision and Regulation

                 The Company is subject to the regulation of the Federal Reserve Bank Holding Company Act of 1965, as amended, and the Board of Governors of the
 Federal Reserve System. Orange National Bank is subject to the regulation of the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (OCC). Among other regulations, the OCC establishes minimum capital  requirement which the Bank exceeds as of December  31, 1996.


  Employees

                 As of December 31, 1996, the Bank employed 117 full-time and 16 part-time persons, including 32 principal officers. None of the Bank's employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that, in general, its employee relations are good.


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


  ITEM 6              SELECTED FINANCIAL DATA

         ORANGE NATIONAL BANCORP FINANCIAL HIGHLIGHTS


                                  SELECTED FINANCIAL DATA

                             1996       1995       1994       1993        1992
  Results of operations(000's except per share amounts):

Total Interest income     $15,894    $16,571    $13,908    $12,416     $12,436

Net Interest Income        12,375     13,430     11,400      9,792       8,917

Provisions for possible credit losses
                              205        320        298        394         790
Non Interest Income         2,713      2,781      2,612      2,279       2,381

Non Interest Expense       11,547     12,187     11,962     11,744      10,119

Income from continuing operations
                            3,336      3,703      1,060        457         229
Loss from discontinued operations
                                -          -       (225)      (258)          -
Net Income                  2,201      2,524        835        199         229

Earnings per common share   $1.13      $1.30      $0.43      $0.10       $0.13

Cash dividends per share     0.37       0.25       0.05          -        0.29
Weighted average number of shares oustanding
                            1,951      1,941      1,931      1,931       1,745
Financial condition (000's):

Total assets             $218,845   $207,928   $206,510   $193,290    $175,681

Loans (net)               118,991    112,724    112,703    113,670     117,265

Deposits                  198,364    188,991    190,406    177,571     159,118

Stockholders' equity       18,956     17,262     14,782     14,543      14,419

  Earnings per share from continuing operations in 1994 and 1993 were $.58 and $.25, respectively. Earnings per share prior to 1995 are restated to reflect 5% stock dividends in 1995.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

  This filing contains forward-looking statements which involve risks and uncertainties. The company's actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, loan demand, deposit withdrawals, interest rates, particularly the spread between loan rates and deposit rates, the effect of the Southern California economy and real estate values, and other general business risks.

  Financial Condition

  Total interest earning assets increased approximately $15,000,000  from
December 31, 1995 to 1996.   The Company is focusing efforts on increasing
its loan base with quality loans. Interest earning assets decreased approximately $11,300,000 from December 31, 1994 to 1995. In 1996 deposits increased approximately $9,373,000. The increase was invested primarily in loans and federal funds sold.

 The Company has been increasing its investment in securities from 1994 to 1996. Average balances have increased $10,113,000 in 1995 and $1,864,000 in 1996.
The reason for the increase is due to an increase in deposits and relative soft loan demand. The Company believes securities are the best available investment after its liquidity needs are met through cash and due from banks and federal funds sold. Generally, mortgage backed securities are classified as held-to-maturity and U.S. Treasury and Agency securities are classified as available-for-sale. The market values of securities increased in 1995 due to a decline in interest rates late in the year.  In 1996 the market values of securities decreased slightly due to a small increase in short term interest rates during the year.

  Loans increased 5.56% in 1996 compared to a decrease of 0.02% in 1995. The supply of high quality loans continues to be soft in the Southern California area.

  Bank premises and equipment, net of depreciation, decreased by $313,983 in 1996 and increased $139,898 in 1995. The Company purchased approximately $675,000 in equipment in 1995 and $223,000 in 1996. The level of capital expenditures in the future is not expected to be substantially higher than
 1995 expenditures.

  In the fourth quarter of 1995, the Company entered into deferred compensation agreements with certain officers and directors. These agreements provide a death benefit prior to retirement. The Company also invested $3,500,000 in life insurance policies in conjunction with these agreements. The Company does not anticipate any substantial purchases of life insurance in the future.

  Total deposits increased 5.0% in 1996 compared to a decrease of 0.7% in 1995. In 1995 the bank had a deposit relationship with a company that administered pension funds. Deposits from the company were approximately $14,000,000 as of December 31, 1995. In the fourth quarter of 1996 the company was sold and the accounts were closed.  Without the loss of those deposits the increase in 1995 would have been greater. Deposit differences between the years fluctuate due to balances maintained by large depositors.

  Liquidity

  The Company maintains substantial liquid and other short-term assets to meet increases in loan demands, deposit withdrawals and maturities.

  The loan-to-deposit ratio at December 31, 1996 was 60.0% compared to 59.6% at December 31, 1995. The ratio of liquid assets (cash and due from banks, interest bearing deposits at financial institutions, federal funds sold, and investments with maturities of one year or less) to demand deposits was 30.8% at December 31, 1996 compared to 29.4% at December 31, 1995. The Company may borrow funds under securities sold with agreements to repurchase for securities that have not been pledged. At December 31, 1996 unpledged securities totaled approximately $36,000,000. All of the Company's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank. The Company has established Federal Funds borrowing lines with various banks up to $3,000,000. As of this date, the Company has never used these facilities.

  The subsidiary bank has a significant base of core deposits and has not used brokered deposits. The Bank also avoids using other wholesale, highly rate sensitive, short-term funds and believes their deposits represent funding sources which are relatively stable with respect to liquidity. As of
  December 31, 1996, the Bank has deposit concentrations of $29,053,000 from five customers. The Company continues to meet its loan demands from its deposit base and with cash flow from operations. If loan demand were to substantially increase, the Company would be able to generate cash flow from its federal funds sold, sale of marketable securities which are available for sale, increasing deposits and borrowing on its established credit resources. Management believes the Bank has sufficient liquidity to meet loan commitments and deposit withdrawals.

  Capital Management

  Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution.

  The subsidiary Bank has minimum regulatory capital requirements. The parent company and subsidiary Bank have similar capital requirements. At
December 31, 1996, minimum core capital is required to be 4% of risk adjusted assets and minimum total capital is required to be 8%. The leverage ratio is required to be 4%. Core capital for the Bank under the regulations is defined as only stockholders' equity and total capital is stockholders' equity plus the allowance for credit losses. Leverage is the ratio of core capital to total average assets. At December 31, 1996 core capital of the Bank was $18,568,000, total capital was $19,937,000. The ratio of core and total capital to risk adjusted assets at December 31, 1996 was 12.4% and 13.3%, respectively. The leverage ratio was 8.3% at December 31, 1996. At December 31, 1996, the Bank's capital ratios exceeded the "well capitalized
" threshold prescribed in the rules of its principal federal regulator.

  Management believes that the Company and its subsidiary are properly and adequately capitalized, as evidenced by these ratios and the strong liquidity position.

  Results of Operations

  Total interest income decreased 4.1% in 1996, and increased 19.2% in 1995. The average yield decreased in 1996 by 0.69% and increased in 1995 by 1.00%. The decrease in interest income in 1996 was due primarily to decreased rates. The average rate decrease on loans in 1996 was 0.63%. The yield on loans will change along with the movements in the prime rate as approximately 80% of the loan portfolio is based on variable rates. The total average balances of interest earning assets increased approximately $6,300,000 in 1996. The average balance in loans decreased approximately $5,000,000 in 1996 and average balances in investment securities increased approximately $1,900,000.
Interest income from investment securities increased in 1995 due to the increase in the average balances of investment securities. Interest income from investment securities increased in 1996 due primarily to the increase in the average balances of investment securities. The average balance in federal funds sold increased by $9,350,000 in 1996. Interest income on federal funds sold increased by 35.6% in 1996 and 39.4% in 1995. The increase in 1996 was due to increased balances and the 1995 increase was primarily due to increased rates.

  Total interest expense increased 12.0% in 1996 and 25.3% in 1995. The increase in 1995 was due to a 0.40% increase in the average rate paid and average interest bearing liabilities increasing by  approximately $6,550,000 or 5.5%.
 The increase in 1996 was due to a .20% increase in the average rate paid and average interest bearing liabilities increasing by approximately $4,800,000 or 3.8%.

  In 1996, 1995 and 1994 the credit loss provisions were $205,000, $320,000 and $298,000 respectively. Management believes that the allowance for credit losses is adequate to provide for potential losses in the portfolio. The economic outlook for 1997 cannot be predicted and, accordingly, future provisions for credit losses cannot be estimated at this time. See Note 1 in the Notes to Consolidated Financial Statements.

  Other income decreased $67,000 in 1996 compared to an increase of $169,000 in 1995 . The increase in 1995 was primarily due to increased gains on sale of loans. Other expenses decreased approximately $640,000 in 1996. This decrease was partially caused by a $153,000 decrease in salary and benefit costs due to a decrease in staff between 1995 and 1996 as a result of a reorganizational study in the second half of 1994 that continued into 1995. Insurance expenses were down in 1996 due to a decrease in the cost of FDIC insurance. Other real estate owned expenses are down in 1996 due to a decrease in the number of properties owned by the Bank.

  In 1995, the Company reduced its valuation allowance on net deferred tax assets by $483,000, compared to a $165,000 reduction in 1996. These reductions also reduced income tax expense. Income tax expense in 1994 reflects effective tax rates on taxable earnings which approximates the federal and state statutory tax rates of 40%. As of December 31, 1996, there is no valuation allowance on deferred tax assets, therefore there is no expected reduction in tax expense in 1997.

  In 1995 the Company had approximately $165,000 recorded as a valuation allowance against net deferred tax assets which could reduce future income tax expense if the net assets become realizable. In 1996, management determined the valuation allowance was no longer necessary as the deferred tax assets are considered to be more likely than not to be realized. Accordingly, income tax expense is less than the amount computed at the federal statutory rate.  See footnote No. 8 to the  financial statements.
The provisions in FASB Statement No. 109 and the effect of alternative minimum tax have the potential for producing, under certain conditions, significant distortions in future income tax provisions and the effective tax rate.

  Net income in 1996 decreased approximately $323,000 over 1995 due primarily to a decrease in the average rate on interest earning assets. 1995 net income increased approximately $1,700,000 over  1994 due primarily to an increase in the average rate paid on on interest earning assets and a  $483,000 reduction in the tax expense. While management is optimistic about the future, the effects of current economic conditions on the collectability of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

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

  The following table shows the repricing period for interest earning assets and interest bearing liabilities and the related repricing gap in thousands:

                                          Repricing period (000's omitted)

         Three months or  Over three months  One year through  Over Five Years
                    Less     through Twelve        Five Years
                                     months
Interest earning assets
                125,369               5,132            40,212 (1)       16,457

Interest bearing liabilities
                114,413               5,065             1,057                -

     Repricing gap
                 10,956                  67            39,155           16,457

Cumulative repricing gap
                 10,956              11,023            50,178           66,635

Cumulative gap as a percent of earning assets
                   5.9%                 5.9%             26.8%           35.6%

  (1)Collateralized mortgage obligations are allocated to the one year to five year maturities based on the average expected lives.

  The Company has $28,899,000 in securities classified as available for sale and are recorded at market value. The remaining securities of $11,111,000 are classified as held to maturity and recorded at amortized cost. The held to maturity securities may be called or repaid without penalties. The value of these securities is subject to fluctuation based upon current long-term interest rates.

  The Company has approximately $123,313,000 of interest earning loans and federal funds sold and approximately $103,111,000 of interest bearing demand and savings deposits which are able to  reprice overnight.

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

  Effect of FASB Statements

  The Financial Accounting Standards Board (FASB) has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which becomes effective for transactions occurring after December 31, 1996. The Statement does not permit earlier or retroactive application. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transferred assets of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The
  Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement. The Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the Statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

  In December 1996, FASB issued Statement No. 127 which amended Statement
No. 125 by delaying the effective date of the Statement No. 125 for one year for certain transactions.

  Management does not believe the application of the Statements to transactions of the Bank that have been typical in the past will materially affect the Bank's financial position and results of operations.

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

  The following table summarizes the approximate high and low bid prices for the Company's common stock since the first quarter of 1994.

                                      Bid Prices
                          1996          1995         1994
Calendar Quarter       High    Low   High    Low  High   Low
1st  quarter          12.50  10.50  $5.95  $4.75  6.00  5.00

2nd quarter           15.00  11.75   7.15   5.45  6.00  5.00

3rd quarter           14.50  13.25   9.50   6.35  6.00  5.00

4th quarter           13.75  12.75  10.50   9.25  6.00  5.00

  Market quotations prior to February 13, 1996 reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

History of Cash and Stock Dividends and Stock Splits

  The Company has a history of paying cash dividends to its stockholders. At December 31, 1996, the Company had approximately 540 stockholders of record.
 The following table summarizes the cash  dividend history of the Bank:

<CATION>
                           Dividends*  Total Amount of
                 Date      Per Share   Dividends Paid
                 1984        $ .09          $143,568
                 1985          .10          $166,320
                 1986          .12          $200,584
                 1987          .16          $250,730
                 1988          .13          $202,734
                 1989          .17          $267,329
                 1990          .18          $290,008
                 1991           -             -
                 1992          .30          $485,130
                 1993           -             -
                 1994          .05          $ 91,956
                 1995          .25          $473,947
                 1996          .37          $718,417

  Also, the Company declared a three-for-two stock split on October 15, 1985, a 5% stock dividend on November 16, 1988, a three-for-two stock split on November
 20, 1989, and a 5% stock dividend on  July 31, 1995.

  The Company's ability to pay dividends is dependent upon the dividend payment it receives from its Bank subsidiary. On February 19, 1997, the Company declared a $.22 cent per share dividend on its common stock. Future dividend payments will depend upon future profitability, meeting regulatory requirements and the outlook of economic conditions.

  *For comparative purposes, dividends per share for all years are computed after the effects of stock splits and stock dividends.

  Transfer Agent and Registrar

  CHASEMELLON Shareholder Services, California 90017.


  ITEM 8              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company are set forth on pages F-2 to F-25 following. The Auditors' Report thereon is set forth on Page F-1 following.


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

                          PART IV

  ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES , AND REPORTS ON FORM
  8-K

                      The following financial statements of the Bancorp and
subsidiaries are included in  this Form 10-K.   Page number references follow:


  ORANGE NATIONAL BANCORP AND SUBSIDIARIES

    Independent auditor's report                                        F-1

    Consolidated balance sheets December 31, 1996 and 1995              F-2

    Consolidated statements of income for the three years ended
December 31, 1996                                                       F-3

    Consolidated statement of stockholders' equity                      F-4
                 for the three years ended December 31, 1996

    Consolidated statement of cash flows
                 for the three years ended December 31, 1996            F-5

    Notes to consolidated financial statements                  F-6 to F-25


  Schedules

                 All schedules are omitted as the information is not required , is not material, or is otherwise furnished.


  Exhibits

                 See Index to exhibits at Page 32 of this Form 10-K


  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Bancorp during the
last quarter for the year ended   December 31, 1996.

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


                                ORANGE NATIONAL BANCORP




                      By:           KENNETH J. COSGROVE
                                    Kenneth J. Cosgrove
                                Chief Executive Officer

                      Date:                     3/25/97





                      By:ROBERT W. CREIGHTON
                         Robert W. Creighton, Secretary
                               Chief  Financial Officer

                      Date 3/25/97


     Signed by a majority of the Board of Directors:




     3/27/97                         MICHAEL W. ABDALLA
     Date                            Michael W. Abdalla




     3/27/97                            FRED L. BARRERA
     Date                               Fred L. Barrera





     Date                       Michael J. Christianson




     3/25/97                        KENNETH J. COSGROVE
     Date                           Kenneth J. Cosgrove




     3/25/97                        ROBERT W. CREIGHTON
     Date                           Robert W. Creighton

     3/27/97                             ARMAND DURANTE
     Date                                Armand Durante





     Date                             William S. Frantz





     Date                            Charles R. Foulger




     3/26/97                            GERALD R. HOLTE
     Date                               Gerald R. Holte




     3/26/97                           JAMES E. MAHONEY
     Date                              James E. Mahoney





     Date                               Wayne F. Miller





     Date                               Harlan A. Smith





     Date                                San E. Vaccaro

                  INDEX TO EXHIBITS


     Exhibit No.                               Page No.


     3.1         Registrant's Articles of Incorporation (1)N/A

     3.2         Bylaws of the Bancorp (2)          N/A

     10.1        The material contracts of Registrant's
                                subsidiary, Orange National Bank, were each
                                filed as exhibits 10, 10.1, 10.3, 10.4, and 10.5
                                of the Registrant's Registration Statement on
                                Form   S-4, File No. 33-8743, and are hereby
                                incorporated by reference.N/A


     23.1        Consent of Independent Accountants  33



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

                     EXHIBIT 23.1


            CONSENT OF INDEPENDENT ACCOUNTANTS



     To The Board of Directors
     Orange National Bancorp
     Orange, California


     We hereby consent to the incorporation by reference in the Registration
Statement on Form S-8, dated   August 20, 1993, of Orange National Bancorp of
 our report dated January 17, 1997, appearing in item 8 in this Annual Report on Form 10-K.









     McGLADREY & PULLEN, LLP


     Anaheim, California
     March 27, 1997