Form 10-Q
period 1997-03-31
ORANGE NATIONAL BANCORP
filed 1997-05-12
CIK 801443

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q


                          * * * * *


       Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              FOR QUARTER ENDED:  March 31, 1997

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


            APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of Orange National Bancorp as of March 31, 1997 is 1,960,921.

                         ORANGE NATIONAL BANCORP
                       CONSOLIDATED BALANCE SHEET

     ASSETS                                            3/31/97       12/31/96
                                                   (Unaudited)        (Note*)
Time Certificates of Deposit                                 0           0
Securities Held to Maturity                         10,840,611     11,111,231
Securities Available for Sale                       20,735,830     28,899,373
Fed Funds Sold                                      28,700,000     26,800,000
Loans                                              122,665,576    120,360,459
     Less Allowance for Possible Credit Losses       1,414,123      1,369,289
                                                  ____________   ____________
Total Interest Earning Assets                     $181,527,894   $185,801,774

Cash & Non-Interest Earning Assets                  21,230,949     19,635,829
Bank Premises - At Cost
     Building and Land                               3,449,992      3,448,756
     Leasehold Improvements                          2,127,000      2,079,896
     Furniture, Fixtures and Equipment               3,336,947      3,285,113
          Less Accumulated Depreciation and Amortization
                                                     3,712,254      3,601,171
Accrued Interest Receivable                          1,080,429      1,352,331
Other Assets                                         6,273,626      6,842,841
                                                  ____________  _____________
          TOTAL ASSETS                            $215,314,583   $218,845,369

     LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
     Demand, Non-Interest Bearing                   71,017,596     77,828,911
     Money Market & Now                             95,993,405     92,176,073
     Savings                                        11,317,903     10,935,397
     Time Deposits of $100,000 or More               7,597,410      8,808,554
     Other Time Deposits                             9,013,503      8,614,818
                                                  ____________   ____________
Total Deposits                                    $194,939,817   $198,363,753

Other Liabilities                                    1,179,596      1,525,629
                                                  ____________   ____________
          TOTAL LIABILITIES                       $196,119,413   $199,889,382
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS' EQUITY
          Common Stock - No Par Value
          Authorized: 20,000,000 Shares
          Issued and Outstanding:  1,960,921 Shares in 1997
                                   1,937,646 Shares in 1996
                                                     7,751,015      7,675,505
          Retained Earnings                         11,661,632     11,403,180
          Unrealized Gain(Loss) on Securities
               Available for Sale, Net                (217,477)      (122,698)
                                                   ___________    ___________
     TOTAL STOCKHOLDERS' EQUITY                     19,195,170     18,955,987

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $215,314,583   $218,845,369

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996, HAS BEEN TAKEN FROM THE AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ORANGE NATIONAL BANCORP
                    CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                                                    QTR ENDING     QTR ENDING
                                                       3/31/97        3/31/96
Interest Income:
     Loans                                           2,976,289     $2,785,651
     Taxable Investment Securities                     564,652        561,570
     Fed Funds Sold                                    242,180        374,636
          Total Interest Income                      3,783,121      3,721,857

Interest Expense:
     Time Deposits of $100,000 or more                 103,680         81,111
     Other Deposits                                    666,921        750,970
          Total Interest Expense                       770,601        832,081

     NET INTEREST INCOME                             3,012,520      2,889,776

Provision For Possible Credit Losses                    35,000         70,000

Net Interest Income After Provision for
     Possible Credit Losses                          2,977,520      2,819,776


Other Income:
     Service Charge on Deposit Accounts                296,170        276,944
     Other                                             857,064        588,957
          Total Other Income                         1,153,234        865,901

Other Expense:
     Salaries, Wages, Employee Benefits              1,511,487      1,536,641
     Occupancy Expense of Bank Premises                284,012        267,331
     Furniture & Equipment Expense                     191,493        155,439
     Other                                           1,002,320      1,101,771
          Total Other Expense                        2,989,312      3,061,182

Earnings Before Income Taxes                         1,141,442        624,495

     Applicable Income Taxes (Credits)                 452,000        209,000

Net Earnings                                           689,442        415,495

Earnings Per Share                                       $0.35          $0.21

Weighted Average Number of Shares                    1,983,840      1,950,000

                         ORANGE NATIONAL BANCORP
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                    QTR ENDING     QTR ENDING
                                                       3/31/97        3/31/96


CASH FLOWS FROM OPERATING ACTIVITIES                 1,356,579        509,435

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment and leasehold improvements
                                                     (126,144)       (73,246)
NET (INCREASE) DECREASE IN:

Fed Funds Sold                                     (1,900,000)    (7,500,000)
Securities                                          8,339,384     (7,135,552)
Loans                                              (2,295,283)     8,029,754
                                                  ____________   ____________
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                     4,017,957    (6,679,074)
                                                  ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Sale of Common Stock                      75,510         34,693
Net Increase (decrease) in deposits                 (3,423,936)     5,553,301
Dividends Paid                                       (430,990)      (484,411)
                                                  ____________   ____________
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                   (3,779,416)      5,103,583
                                                  ____________   ____________
     INCREASE (DECREASE) IN CASH AND NON-INTEREST EARNING DEPOSITS
                                                     1,595,120    (1,066,056)

CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                                           19,635,829     22,929,660
                                                   ___________   ____________
End of Period                                       21,230,949     21,863,604
                                                   ===========   ============

           Orange National Bancorp and Subsidiaries

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of March 31, 1997, and the consolidated statements of earnings and statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996, annual report to shareholders. The results of the operations for the periods ended March 31, 1997 and 1996, are not necessarily indicative of the operating results for the full years.

  2.  COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at March 31, 1997, and December 31, 1996, amounted to $286,680 and $1,906,580 respectively.

  3.  INCOME TAX MATTERS

  The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                                 $1,035,000
     Deferred tax liability                               (678,000)
                                                        ___________

          Net deferred tax asset                           $357,000

  Management believes no valuation allowance is necessary. There has been no change in the allowance during the quarter ending March 31, 1997.

  4.  SECURITIES

  The fair value of securities classified as held to maturity as of March
  31, 1997 is $10,649,452.   The unrealized losses of securities available
  for sale net of unrealized gains and net of applicable income taxes as of March 31, 1997 is $217,477.

5.  ANALYSIS FOR CREDIT LOSSES

  An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1997                            1,369,288
     Charge offs                                            (2,910)
     Recoveries                                              12,745
     Provision for loan losses                               35,000

     Balance March 31, 1997                               1,414,123

  At March 31, 1997, the Bank has classified $922,398 of its loans as impaired with a specific loan loss reserve of $246,327 and $180,181 of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended March 31, 1997 was $1,086,000. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended March 31, 1997 on loans classified as impaired was $5,888 which equals the amount of cash payments received.

           ORANGE NATIONAL BANCORP AND SUBSIDIARIES

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations


  Liquidity

  The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                   03/31/97                 Percent

  a. Cash on Hand & Deposits with
     Correspondent Banks                  $21,230,949          30.0%

  b. Federal Funds Sold                   $28,700,000          40.6%

  c. Marketable Securities (Available for Sale)
                                          $20,735,830          29.4%
                                         ____________        _______
          Total                           $70,666,779         100.0%

  All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, the Bank has never needed to use these facilities.

  The loan-to-deposit ratio at March 31, 1997, was 62.9% compared to 60.6% at December 31, 1996. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 73.1% at March 31, 1997, compared to 65.2% at December 31, 1996.

  Capital Management

  Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The ratio of total capital (Shareholders' equity plus reserve for loan losses) to risk adjusted assets equaled 13.57% at March 31, 1997, as compared to 13.30% as of December 31, 1996. Primary capital to total loans was 15.6% at March 31, 1997 as compared to 15.8% as of December 31, 1996.

  Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                    Results of Operations
          First Quarter 1997 vs. First Quarter 1996
               March 31, 1997   March 31, 1996

  Total interest income for the three-month period and quarter ending March 31, 1997, increased $61,264, or 1.6%, over the like period ending March 31, 1996. Interest and fees on loans increased $190,638, or 6.8%, due to an increase in the loan portfolio, with a decrease in average loan interest rates. The average loan totals for the three months ended March 31, 1997 was $120,853,553, compared to $108,653,508 for the three
  month period of the prior year.   Because of the difference in loan
  interest rates between the two periods, average yield decreased 29 basis
  points from 10.28% to 9.99% as of March 31, 1997.   Investment income
  decreased $129,374, or 13.8%, over the prior period. This decrease was caused by a 19.1% decrease in the investment accounts, with an increase in average yields. U.S. Government Agencies and Securities represent 65.6% of the Bank's investment portfolio. Because of an increase in longer term investments and short term interest rates between the two periods, average yields increased 42 basis points from 5.44% to 5.86% as of March 31, 1997.

  Total interest expense decreased $61,480 or 7.4%, for the subject period ended March 31, 1997, compared to the same period ended March 31, 1996, as a result of a decrease in average interest bearing accounts of $7,519,793 or 6.0%. The cost of funds averaged 2 basis points less during this current quarter than the compared quarter in 1996.

  Net interest income (total interest income less interest expense) increased $122,744, or 4.2%, during the first quarter ended March 31, 1997, over the same period in 1996.

  The loan loss provision decreased $35,000, or 50.0%, from $70,000 as of March 31, 1996 to $35,000 as of March 31, 1997, based on the amount necessary to provide for estimated losses. At March 31, 1997, the reserve level was at 1.15% of total loans as compared to 1.40% at March 31, 1996. Total charge-offs in the three month period ended March 31, 1997 were $2,910 and recoveries were $12,746 compared to $106,766 in charge-offs and $10,057 in recoveries in the same period in 1996. At March 31, 1997, nonperforming loans were $2,271,866 compared to
  $2,463,576 at December 31, 1996.   Real Estate loans totaling $1,817,316
  represent 80.0% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,414,124 is adequate and is in conformance with established loan policy and guidelines.

  Other income increased $287,333, or 33.2%. Gains of $1,250 and losses of $1,563 were realized on the sale of securities. Gains of $407,555 were realized on the sale of loans during the first quarter ending March 31, 1997, compared to $203,593 in gains in the same period in 1996. Gains of $4,769 were realized on the sale of equipment during the first quarter ending March 31, 1997. No gains were realized in the first quarter ending March 31, 1996.

Other expense decreased $71,870, or 2.3%, from $3,061,182 in the first quarter of 1996, to $2,989,312 in the first quarter of 1997, as a result of decreases in data processing expense of $21,607 and decreases in legal expenses of $44,428.

  Operating profits before taxes for the quarter ended March 31, 1997 increased $516,947 from $624,495 as of March 31, 1996 to $1,141,442 as of March 31, 1997, due to an increase in the loan portfolio plus a decrease in average loan interest rates and an increase in average investment yields and a decrease in average interest bearing accounts.

  Income Tax expense as a percentage of pre-tax income was more in 1997 due to the utilization of alternative minimum tax credit carry forwards in 1996.

  Net after taxes income for the three month period and quarter ended March 31, 1997, was $689,442 compared to $415,495 for the three month period ending March 31, 1996.

  Current Accounting Development

  Effective for financial statements issued after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not yet determined the effect this Statement will have on its 1998 financial statements.

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








  KENNETH J. COSGROVE                             MAY 8, 1997

  Kenneth J. Cosgrove                                    Date
  Chief Executive Officer





  ROBERT W. CREIGHTON                             MAY 8, 1997

  R. W. Creighton                                        Date
  Secretary & Chief Financial Officer