Form 10-Q
period 1997-06-30
ORANGE NATIONAL BANCORP
filed 1997-09-17
CIK 801443

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q
                           ********

              Quarterly Report Under 13 or 15(d)
              of Securities Exchange Act of 1934

              FOR QUARTER ENDED:  June 30, 1997
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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of Orange National Bancorp as of August 12, 1997 is 1,960,921.

                          ORANGE NATIONAL BANCORP
                        CONSOLIDATED BALANCE SHEET

     ASSETS                                           06/30/97       12/31/96
                                                   (Unaudited)   (Note*)
Time Certificates of Deposit                                 0              0
Securities Held to Maturity                         10,551,987     11,111,231
Securities Available for Sale                       10,882,376     28,899,373
Fed Funds Sold                                      25,000,000     26,800,000
Loans                                              135,817,491    120,360,458
     Less Allowance for Possible Credit Losses       1,479,747      1,369,288
                                                  ____________   ____________
Total Interest Earning Assets                     $180,772,107   $185,801,774

Cash & Non-Interest Earning Assets                  25,595,440     19,635,829
Bank Premises - At Cost
     Building and Land                               3,465,408      3,448,756
     Leasehold Improvements                          2,138,099      2,079,896
     Furniture, Fixtures and Equipment               3,438,378      3,285,113
          Less Accumulated Depreciation
            and Amortization                         3,829,632      3,601,171
Accrued Interest Receivable                          1,049,611      1,352,331
Other Assets                                         5,942,063      6,842,841
                                                  ____________  _____________
          TOTAL ASSETS                            $218,571,474   $218,845,369

     LIABILITIES & STOCKHOLDERS EQUITY
Deposits:
     Demand, Non-Interest Bearing                   78,661,426     77,828,911
     Money Market & Now                             88,564,939     92,176,073
     Savings                                        11,759,102     10,935,397
     Time Deposits of $100,000 or More               8,323,971      8,808,554
     Other Time Deposits                             9,694,325      8,614,818
                                                  ____________   ____________
Total Deposits                                    $197,003,763   $198,363,753

Other Liabilities                                    1,517,055      1,525,629
                                                  ____________   ____________
          TOTAL LIABILITIES                       $198,520,818   $199,889,382
COMMITMENTS AND CONTINGENCIES
     STOCKHOLDERS EQUITY
          Common Stock - No Par Value
          Authorized: 20,000,000 Shares
          Issued and Outstanding:  1,960,921 Shares in 1997
                                   1,952,671 Shares in 1996
                                                     7,751,015      7,675,505
          Retained Earnings                         12,421,595     11,403,180
          Unrealized Gain(Loss) on Securities
               Available for Sale, Net                (121,954)      (122,698)
                                                   ___________    ___________
     TOTAL STOCKHOLDERS EQUITY                      20,050,656     18,955,987

TOTAL LIABILITIES & STOCKHOLDERS EQUITY           $218,571,474   $218,845,369

*NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996, HAS BEEN TAKEN FROM THE AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     ORANGE NATIONAL BANCORP
                                 CONSOLIDATED STATEMENT OF INCOME
                                           (UNAUDITED)

                                                    QTR ENDING   QTR ENDING      YTD          YTD
                                                       6/30/97      6/30/96   6/30/97    6/30/96
Interest Income:
     Loans                                          $3,237,775  $2,738,465   $6,214,063     $5,524,116
     Taxable Investment Securities                     424,111     669,368      988,764      1,230,938
     Fed Funds Sold                                    424,111     361,683      541,884        736,319
          Total Interest Income                     $3,961,589  $3,769,516   $7,744,711     $7,491,373

Interest Expense:
     Time Deposits of $100,000 or more                 103,709      93,802      207,389        174,912
     Other Deposits                                    713,153     778,230   1,380,074    1,529,200
          Total Interest Expense                       816,862     872,032   1,587,463    1,704,112

     NET INTEREST INCOME                            $3,144,727  $2,897,484  $6,157,248   $5,787,261

Provision For Possible Credit Losses                    40,000      65,000       75,000        135,000

Net Interest Income After Provision for
     Possible Credit Losses                         $3,104,727  $2,832,484  $6,082,248   $5,652,261

Other Income:
     Service Charge on Deposit Accounts                283,251     267,314      579,421        541,654
     Other                                             878,021     459,225    1,735,084      1,050,786
          Total Other Income                        $1,161,272     $726,539  $2,314,505     $1,592,440

Other Expense:
     Salaries, Wages, Employee Benefits              1,504,406   1,466,880    3,015,893      3,003,522
     Occupancy Expense of Bank Premises                282,585     291,538      566,597        558,869
     Furniture & Equipment Expense                     167,929      157,027     359,422        312,466
     Other                                           1,050,115     902,844    2,052,435     2,004,615
          Total Other Expense                        3,005,035    2,818,289   5,994,347      5,879,472

Earnings Before Income Taxes                         1,260,964      740,734   2,402,406      1,365,229

     Applicable Income Taxes (Credits)                 501,000     271,000      953,000        480,000

Net Earnings                                           759,964      469,734   1,449,406        885,229

Earnings Per Share                                       $0.38        $0.24       $0.73         $0.46
Weighted Average Number of Shares                    1,985,651    1,950,000   1,984,746     1,950,000

                         ORANGE NATIONAL BANCORP
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                           YTD       YTD
                                                       6/30/97     6/30/96

CASH FLOWS FROM OPERATING ACTIVITIES                 2,984,918   1,403,737
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of furniture and equipment             (265,247)    (106,261)
     and leasehold improvements

NET (INCREASE) DECREASE IN:

Fed Funds Sold                                       1,900,000  (4,000,000)
Securities                                          18,576,985 (10,492,050)
Loans                                              (15,421,575)  7,420,681
                                                   ___________  ___________
 NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES  4,690,163  (7,177,630)
                                                   ___________  ___________

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Sale of Common Stock                      75,510       78,511
Net Increase (decrease) in deposits                 (1,359,990)   4,503,416
Dividends Paid                                        (430,990)    (484,411)
                                                   ___________  ___________
 NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES (1,715,470) (4,097,516)
                                                   ___________  ___________

     INCREASE (DECREASE) IN CASH
     AND NON-INTEREST EARNING DEPOSITS               5,959,611 (1,676,377)


CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                                           19,635,829   22,929,660

End of Period                                       25,595,440   21,253,283

>PAGE>

                   Orange National Bancorp & Subsidiary

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiaries, Orange National Bank and ONB Mortgage Corporation, as of June 30, 1997, and the consolidated statements of earnings and statements of cash flows for the three month and six month periods ended June 30, 1997 and 1996, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and 1996, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December, 1996, annual report to shareholders. The results of the operations for the periods ended June 30, 1997 and 1996, are not necessarily indicative of the operating results for the full years.

2.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at June 30, 1997, and December 31, 1996, amounted to $236,843 and $1,906,580 respectively.

3.INCOME TAX MATTERS

The gross amounts of deferred tax assets and liabilities are as follows:

     Deferred tax assets                            $1,035,000
     Deferred tax liability                           (678,000)
     Valuation allowance for deferred tax asset             -0-

          Net deferred tax asset                       357,000

Management believes no valuation allowance is necessary. There has been no change in the allowance during the quarter ending June 30, 1997.

4.SECURITIES

The fair value of securities classified as held to maturity as of June 30, 1997 is $10,300,578. The unrealized losses of securities available for sale net of unrealized gains as of June 30, 1997 is $121,954.

5.  ANALYSIS FOR CREDIT LOSSES

An analysis of the change in the allowance for credit losses follows:

     Beginning January 1, 1997           1,369,288

     Charge offs                           (5,410)

     Recoveries                             40,869

     Provision for loan losses              75,000

     Balance June 30, 1996               1,479,747

At June 30, 1997, the Bank has classified $1,268,337 of its loans as impaired with a specific loan loss reserve of $326,657 and $211,799 of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended June 30, 1997 was $1,599,400. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended June 30, 1997 on loans classified as impaired was $8,021 which equals the amount of cash payments received.

                   ORANGE NATIONAL BANCORP & SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
Liquidity

The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                        6/30/97                Percent
a.   Cash on Hand & Deposits with
     Correspondent Banks           $25,595,440                 41.6%


b.   Federal Funds Sold            $25,000,000                 40.7%

c.   Marketable Securities
     (Available for Sale)          $10,882,376                 17.7%

Total                              $61,477,816                100.0%

All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date the Bank has never needed to use these facilities.

The loan-to-deposit ratio at June 30, 1997, was 69.0%, compared to 60.6% at December 31, 1996. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest bearing demand deposits was 64.3% at June 30, 1997, compared to 65.2% at December 31, 1996.

Capital Management

Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are
on deposit with a solvent institution.   The ratio of total capital
(Shareholders' equity plus reserve for loan losses) to risk adjusted assets equaled 13.71% at June 30, 1997, as compared to 13.3% as of December 31,1996.
  Primary capital to total loans was 14.8% at June 30, 1997, as compared to 15.8% as of December 31, 1996.

Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                                 Results of Operations

                         2nd Quarter 1997 Vs. 2nd Quarter 1996
                           June 30, 1997       June 30, 1996

Total interest income for the three-month period and quarter ending June 30, 1997, increased $192,073 or 5.1%, over the like period ending June 30, 1996.
 Interest and fees on loans increased $499,310 or 18.2%, due to an increase in the loan portfolio, with a decrease in average loan interest rates. The average loan totals for the three months ended June 30, 1997 was $130,171,224, compared to $107,725,349 for the three month period of the prior year.
Because of the difference in loan interest rates between the two periods, average yield decreased 22 basis points from 10.20% to 9.98% as of June 30, 1997. Investment income decreased $307,237 or 29.8% over the prior period.
This decrease was caused by a 33.1% decrease in investment accounts, with an increase in average yields. U. S. Government Agencies and Securities represent 55.6% of the Banks investment portfolio. Because of an increase in longer term investments and short term interest rates between the two periods, average yield increased 27 basis points from 5.52% to 5.79% as of June 30, 1997.

Total interest expense decreased $55,170 or 6.3% for the subject period ended June 30, 1997, compared to the same period ended June 30, 1996, as a result of a decrease in average interest bearing accounts of $7,925,271 or 6.1%.
The cost of funds averaged 1 basis point less during this current quarter than the compared quarter in 1996.

Net interest income (total interest income less total interest expense) increased $247,243 or 8.5%, during the quarter ended June 30, 1997, over the same period in 1996.

The loan loss provision decreased $25,000 or 38.5%, from $65,000 to $40,000 as of June 30, 1997, based on the amount to provide for estimated losses. At
June 30, 1997, the reserve level was at 1.09% of total loans and leases as compared to 1.37% at June 30, 1996. Total charge-offs in the three month period ended June 30, 1997 were $2,500 and recoveries were $28,123 compared to $105,915 in charge-offs and $10,924 in recoveries in the same period in 1996. At June 30, 1997, non performing loans were $3,015,618 compared to $2,463,576 at December 31, 1996. Real Estate loans totaling $2,548,110 represent
 84.5% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,479,747 is adequate and is in conformance with established loan policy and guidelines.

Other income increased $434,733 or 59.8%. No gains or losses were realized on the sale of securities. Gains of $383,052 were realized on the sale of Small Business Administration Loans during the quarter ending June 30, 1997, compared to $66,864 in gains in the same period in 1996. No gains were realized on the sale of equipment during the quarter ending June 30, 1997.
No gains were realized in the quarter ending June 30, 1996.

Other expense increased $186,746 or 6.6% from $2,818,289 in the second quarter of 1996, to $3,005,035 in the second quarter of 1997. Salary and benefit costs increased $37,526 due to normal cost of living increases. Other expense increased $147,271 or 16.3% as a result of increases of $70,036 in business referral fees, relating to an increase in Small Business Administration Loans, and increases in insurance expenses of $79,467.

Operating profits before taxes for the quarter ended June 30, 1997 increased $520,230 or 70.2% over the like period in 1996. This increase in before tax profits occurred partially as the result of an increase in average loans outstanding and an increase in average investment yields.

Net after taxes income for the three month period and quarter ended June 30, 1997, was $759,964 compared to $469,734 for the three month period ending June 30, 1996.

Current Accounting Development

Effective for financial statements issues after December 15, 1997, the Company will be required to implement FASB Statement No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has not yet determined the effect this Statement will have on its 1998 financial statements.

The FASB has also issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. The Company has not determined the effect of the adoption of this Statement would have on the Company's financial statements.

                                 Results of Operations

                          First Half 1997 Vs. First Half 1996
                            June 30, 1997    June 30, 1996

Total interest income for the six months ended June 30, 1997, increased $253,338 or 3.4%, over the like period ending June 30, 1996. Interest and fees on loans increased $689,947 or 12.5%, due to an increase in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the six-months ended June 30, 1997 was $125,538,128, compared to $108,189,428 for the six month period of the prior year. Because of the difference in loan interest rates between the two periods, average yield decreased 32 basis points from 10.22% to 9.91% as of June 30, 1997. Investment income decreased $436,609 or 22.2% over the prior period. This decrease was caused by a 26.4% decrease in the investment accounts, plus an increase in average yields.
U.S. Government Agencies and Securities represent 60.8% of the Bank's investment portfolio. Because of an increase in longer-term investments and short term interest rates between the two periods, average yield increased 31 basis points from 5.47% to 5.78% as of June 30, 1997.

Total interest expense decreased $116,649 or 6.8% for the subject period ended June 30, 1997, compared to the same period ended June 30, 1996, as a result of a decrease in average interest bearing accounts of $7,709,431 or 6.0%. The cost of funds averaged 2 basis points less during the six month period ending
 June 30, 1997, over the same period in 1996.

Net interest income (total interest income less total interest expense) increased $369,6.4 or 6.4%, during the six months ended June 30, 1997, over the same period in 1996.

The loan loss provision decreased $60,000, or 44.4%, from $135,000 as of June 30, 1996 to $75,000 as of June 30, 1997, based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of June 30, 1997, and it is within the guidelines of the loan loss reserve policy as approved by the Board of Directors.

Other income increased $722,065 or 45.3%. Losses of $6,562  were realized on the sale of securities during the six months ending June 30, 1997. No gains or losses were realized on the sale of securities in the six month period ending
 June 30, 1996. Gains of $790,608 were realized on the sale of Small Business Administration Loans during the six months ending June 30, 1997. Gains of
$270,456 were realized in the six months ending June 30, 1996. Gains of $4,769 were realized on the Sale of equipment during the six months ending
June 30, 1997. No gains were realized on the sale of equipment during the six months ending June 30, 1996.

Other expense increased $114,875, or 2.0% from $5,879,472 in the first half of 1996, to $5,994,347 in the first half of 1997. This increase was partially caused by a $138,543 increase in business referral fees and a $72,528 decrease in legal fees and a $45,620 increase in insurance expense.

Operating profits before taxes for the first half of 1997, increased $1,037,177, or 76.0%, over the same period in 1996. This increase in before tax profits occurred partially as a result of an increase in average loans outstanding and an increase in average investment yields.

Net after taxes income for the six-month period ending June 30, 1997, was $1,449,406 compared to $885,229 for the six month period ending June 30, 1996.

                         PART II OTHER INFORMATION


ITEM 1.   Legal proceedings

          No change since 10-K.

ITEM 2.   Changes in securities.

          None to report.

ITEM 3.   Defaults upon senior securities.

          Not applicable.

ITEM 4.   Submission of matters for vote of securities holders.

          A.   Annual meeting held at Orange National Bank May 20, 1996.

          B. Meeting resulted in the election of the below-listed Directors for a one-year term:

               Charles R. Foulger                  Michael W. Abdalla
               Gerald R. Holte                     James E. Mahoney
               Michael J. Christianson             Wayne F. Miller
               Kenneth J. Cosgrove                 Robert W. Creighton
               San E. Vacarro

               All votes by proxy, resulting in total management nominees
               elected.   Secondly, there was no solicitation in opposition to
               management's nominees.

          C. Meeting resulted in the adoption of the Orange national Bancorp 1997 Stock Option Plan by a vote of 969,641 for and 37,145 against the ratification.

          D. Meeting resulted in the ratification of the appointment of McGladrey & Pullen as independent public accountant for Bancorp and its subsidiaries, Orange National Bank and ONB Mortgage Corporation for the year 1997 by a vote of 1,175,652 for and 11,271 against the ratification.

          ITEM 5.   Other information.

               None to report.

          ITEM 6.   Exhibits and reports on Form 8-K.

               Proxy Report, which is incorporated herein by reference filed on 4/7/97.
               #27 Financial Data Schedule

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







KENNETH J. COSGROVE                                         AUGUST 13, 1997

Kenneth J. Cosgrove                                                    Date
Chief Executive Officer





ROBERT W. CREIGHTON                                         AUGUST 13, 1997

R.W. Creighton                                                         Date
Secretary & Chief Financial Officer