Form 10-Q
period 1997-09-30
ORANGE NATIONAL BANCORP
filed 1997-11-13
CIK 801443

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q
                           ********

              Quarterly Report Under 13 or 15(d)
              of Securities Exchange Act of 1934

            FOR QUARTER ENDED:  September 30, 1997

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


            APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of Orange National Bancorp as of November
    12, 1997 is 1,966,171.

                   ORANGE NATIONAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

  ASSETS                                             9/30/97       12/31/96
                                                 (Unaudited)        (Note*)

Time Certificates of Deposit                               0              0
Securities Held to Maturity                       10,160,561     11,111,231
Securities Available for Sale                      8,972,225     28,899,373
Fed Funds Sold                                    36,500,000     26,800,000
Loans                                            137,942,097    120,360,458
  LESS Allowance for Possible Credit Losses       -1,564,858     -1,369,288
                                                 ___________    ___________
Total Interest Earning Assets                    192,010,025    185,801,774

Cash & Non-Interest Earning Assets                25,770,850     19,635,829
Bank Premises - At Cost
  Building and Land                                3,467,676      3,448,756
  Leasehold Improvements                           2,146,270      2,079,896
  Furniture, Fixtures & Equipment                  3,404,750      3,285,113
    LESS Accumulated Depreciation & Amortization  -3,912,043     -3,601,171
Accrued Interest Receivable                          878,453      1,352,331
Other Assets                                       5,742,414      6,842,841
                                                 ___________    ___________
       TOTAL ASSETS                              229,508,395    218,845,369

  LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
       Demand, Non-Interest Bearing               80,293,382     77,828,911
       Money Market & Now                         92,859,951     92,176,073
       Savings                                    12,190,560     10,935,397
       Time Deposits of $100,000 or More          11,371,098      8,808,554
       Other Time Deposits                        10,267,259      8,614,818
                                                 ___________    ___________
Total Deposits                                   206,982,250    198,363,753

Other Liabilities                                  1,720,484      1,525,629
                                                 ___________    ___________
       TOTAL LIABILITIES                         208,802,734    199,889,382

COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
       Common Stock - No Par Value
       Authorized: 20,000,000 Shares
       Issued and Outstanding: 1,963,546 Shares in 1997
                               1,952,671 Shares in 1996
                                                   7,796,147      7,675,505
       Retained Earnings                          13,077,005     11,403,180
       Unrealized Gain(Loss)on Securities
            Available for Sale, Net                  -67,491       -122,698
                                                 ___________    ___________
  TOTAL STOCKHOLDERS' EQUITY                      20,805,661     18,955,987

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         229,508,395    218,845,369

*NOTE: The balance sheet at December 31, 1996, has been taken from the Audited Financial Statements. See Notes to Consolidated Financial Statements.

                   ORANGE NATIONAL BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                         QTR ENDED QTR ENDED       YTD       YTD
                                           9/30/97   9/30/96   9/30/97   9/30/96
Interest Income:
     Loans                               3,457,470 2,740,815 9,671,533 8,264,931
     Taxable Investment Securities         313,002   703,141 1,301,766 1,934,079
     Fed Funds Sold                        440,154   402,114   982,038 1,138,433
          Total Interest Income          4,210,626 3,846,07011,955,33711,337,443

Interest Expense:
     Time Deposits of $100,000 or more     131,151    95,452   338,540   270,364
     Other Deposits                        716,857   817,186 2,096,931 2,346,386
          Total Interest Expense           848,008   912,638 2,435,471 2,616,750
     NET INTEREST INCOME                 3,362,618 2,933,432 9,519,866 8,720,693

Provision for Possible Credit Losses        15,000    60,000    90,000   195,000

Net Interest Income After Provision
     for Possible Credit Losses          3,347,618 2,873,432 9,429,866 8,525,693

Other Income:
     Service Charge on Deposit Accounts    259,682   264,171   839,103   805,825
     Other                                 740,470   616,686 2,475,554 1,667,472
          Total Other Income             1,000,152   880,857 3,314,657 2,473,297

Other Expense:
     Salaries, Wages, Employee Benefits  1,522,185 1,433,439 4,538,078 4,436,961
     Occupancy Expense of Bank Premises    286,316   304,788   852,913   863,657
     Furniture & Equipment Expense         181,541   163,480   540,963   475,946
     Other                                 946,225   960,846 2,998,660 2,965,461
          Total Other Expense            2,936,267 2,862,553 8,930,614 8,742,025

Earnings Before Income Taxes             1,411,503   891,736 3,813,909 2,256,965

     Applicable Income Taxes (Credits)     560,000   281,000 1,513,000   761,000

Net Earnings                               851,503   610,736 2,300,909 1,495,965

Earnings Per Share                           $0.43     $0.31     $1.16     $0.77

Weighted average number of shares        2,002,582 1,970,120 1,990,691 1,942,800

                     ORANGE NATIONAL BANCORP AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                   QTR ENDED   QTR ENDED YEAR TO DATE YEAR TO DATE
                                     9/30/97     9/30/96      9/30/97      9/30/96

CASH FLOWS FROM OPERATING ACTIVITIES
                                   1,563,642     975,595    4,548,560   2,379,332

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Furniture & Equipment
   and Leasehold Improvements        (17,303)    (24,246)    (282,550)   (130,507)

NET (INCREASE) DECREASE IN:

   Federal Funds Sold            (11,500,000)(10,800,000)  (9,700,000)(14,800,000)
   Securities                      2,356,040   4,493,175   20,933,025  (5,998,875)
   Loans                          (2,054,494) (4,325,723) (17,476,069)  3,094,958

   NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES          (11,215,757)(10,656,794)  (6,525,594)(17,834,424)


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from Sale of Common Stock    45,132      63,700      120,642     142,211
Net Increase (decrease) in Deposits9,978,487   7,738,436    8,618,497  12,241,852
Dividends Paid                      (196,094)         -0-    (484,411)   (484,411)

   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES            9,827,525   7,802,136    8,112,055  11,899,652

   INCREASE (DECREASE) IN CASH AND
   NON-INTEREST EARNING DEPOSITS     175,410  (1,879,063)   6,135,021  (3,555,440)

CASH AND NON-INTEREST EARNING DEPOSITS

Beginning                         25,595,440  21,253,283   19,635,829  22,929,660

End of Period                     25,770,850  19,374,220   25,770,850  19,374,220

             ORANGE NATIONAL BANCORP AND SUBSIDIARY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet of Orange National Bancorp and its wholly-owned subsidiary, Orange National Bank, as of September 30, 1997, and the consolidated statements of earnings and statements of cash flows for the three and nine months ended September 30, 1997 and 1996, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes that the disclosures presented are adequate to make the information not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 1996, annual report to shareholders. The results of the operations for the periods ended September 30, 1997 and 1996, are not necessarily indicative of the operating results for the full years.

  2.COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company enters into commitments to fund loans and extend credit to its customers. These commitments are not reflected in the accompanying condensed consolidated financial statements and management does not expect any loss to result from such commitments. Standby letters of credit at September 30, 1997 and December 31, 1996 amounted to $336,843 and $1,906,580, respectively.

  3.INCOME TAX MATTERS

  The gross amounts of deferred tax assets and liabilities are as follows:

   Deferred Tax Assets                                 $1,035,000
   Deferred Tax Liability                                -678,000
   Valuation allowance for deferred tax assets

        Net Deferred tax asset                           $357,000

  Management believes no valuation allowance is necessary. There has been no change in the allowance during the quarter ended September 30, 1997.

4.SECURITIES

  The fair value of securities classified as held to maturity as of September 30, 1997 was $10,138,215. The net unrealized losses of available for sale securities net of unrealized gains and net of applicable income taxes as of September 30, 1997 was $25,171. Net unrealized losses on securities transferred from available for sale to held to maturity securities net of applicable income taxes was $52,215.

  5. ANALYSIS FOR CREDIT LOSS

  Analysis of the change in the allowance for credit losses follows:

   Beginning January 1, 1997                1,369,288
   Charge offs                                -22,253
   Recoveries                                 127,823
   Provision for loan losses                   90,000

   Balance September 30, 1997               1,564,858

  At September 30, 1997, the bank has classified $805,992 of its loans as impaired with a specific loan loss reserve of $264,905 and $215,793 of its loans as impaired with no related specific loss reserve as determined in accordance with this September Statement. The average recorded investment in impaired loans during the quarter ended September 30, 1997 was $1,037,000. The Bank recognizes interest income on impaired loans using both the cost-recovery method and cash-basis method, depending in the economic substance of each impaired loan, which applies cash payments to principal or interest as received. The amount of interest income recognized during the quarter ended September 30, 1997 on loans classified as impaired was $2,991 which equals the amount of cash payments received.

            ORANGE NATIONAL BANCORP AND SUBSIDIARY

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations

  Liquidity

  The Company maintains substantial liquid and other short-term assets to meet increases in loan demand, deposit withdrawals and maturities. These assets include:

                                             09/30/97     Percent

  a.    Cash on Hand & Deposits with
        Correspondent Banks               $25,770,850       36.2%

  b.    Federal Funds Sold                 36,500,000       51.2%

  c.    Marketable Securities               8,972,225       12.6%
        (Available for Sale)

        Total                             $71,243,075      100.0%

  All of the Bank's installment loans require monthly payments, which provide a steady return of cash funds. Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowing from the Federal Reserve Bank. As of this date, the Bank has never needed to use these facilities.

  The loan-to-deposit ratio at September 30, 1997, was 66.6%, compared to 60.6% at December 31, 1996. The ratio of liquid assets (cash and due from banks, time deposits with other banks, fed funds sold and investments with maturities of one year or less) to non interest-bearing demand deposits was 78.8% at September 30, 1997, compared to 65.2% at December 31, 1996.

  Capital Management

  Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds
  are on deposit with a solvent institution.   The ratio of total capital
  (Shareholders' equity plus reserve for loan losses) to total risk adjusted assets equaled 13.35% at September 30, 1997, as compared to 13.3% as of December 31, 1996. Primary capital to total loans was 15.1% at September 30, 1997 as compared to 15.8% as of December 31, 1996. On October 15, 1997 a $0.10 per share cash dividend was declared to shareholders of record on November 14, 1997, payable on December 2, 1997, totaling $196,617.

  Management believes that the Company and its subsidiary Bank are properly and adequately capitalized, as evidenced by these two ratios and the strong liquidity position.

                    Results of Operations

            3rd Quarter 1997 Vs. 3rd Quarter 1996
           September 30, 1997    September 30, 1996

  Total interest income for the three months ended September 30, 1997, increased $364,556 or 9.5%, over the three months ended September 30, 1996. Interest and fees on loans increased $716,655 or 26.1%, due to an increase in the average loan portfolio. The average loan totals for the three months ended September 30, 1997 was $136,322,916, compared to $108,067,840 for the three months ended September 30, 1996. The loan interest rates between the two periods remained the same at 10.06%. Investment income decreased $352,099 or 31.9% over the prior period. This decrease was caused by a 32.5% decrease in the investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 40.0% of the Bank's investment portfolio. Because of an increase in the longer term investments and short term interest rates between the two periods, average yield increased 6 basis points from 5.56% to 5.61% as of September 30, 1997.

  Total interest expense decreased $64,630 or 7.1% for the three months ended September 30, 1997, compared to the same period ended September 30, 1996 as a result of a decrease in average interest-bearing accounts of
  $9,606,412 or 7.3%.   The cost of funds averaged 1 basis point more during
  the current quarter than the compared quarter in 1996.

  Net interest income (total interest income less total interest expense) increased $429,186 or 11.2%, during the quarter ended September 30, 1997, over the same period in 1996.

  The loan loss provision decreased $45,000, or 75.0%, from $60,000 to $15,000 as of September 30, 1997, due to the adequacy of the loan loss reserve. At September 30, 1997, the reserve level was at 1.13% of total loans as compared to 1.34% as September 1996. Total charge-offs in the three months ended September 30, 1997 were $16,842 and recoveries were $86,954 compared to $39,804 in charge-offs and $13,163 in recoveries in the same period in 1996. At September 30, 1997, non performing loans were $2,593,875 compared to $2,463,576 at December 31. 1996. Real Estate loans totaling $2,214,608 represent 85.4% of non performing loans. Management believes, based upon loan quality, that the current loan loss reserve of $1,564,858 is adequate and is in conformance with established loan policy and guidelines.

  Other income increased $121,759 or 13.8%. No gains or losses were realized on the sale of securities. Gains of $319,303 were realized on the sale of Small Business Administration Loans during the quarter ended September 30, 1997. Gains of $164,960 were realized on the sale of Small Business Administration Loans during the quarter ended September 30, 1996. No gains were realized on the sale of equipment in the quarters ended September 30, 1997 and 1996.

  Other expense increased $73,714, or 2.6% from $2,862,553 in the third quarter of 1996, to $2,936,267 in the third quarter of 1997. This increase was partially caused by an increase of $88,746 in salary and benefit costs due to normal cost-of -living salary increases and the growth of the bank.

  Operating profits before taxes for the quarter ended September 30, 1997 increased $519,767, or 58.3%, over the like period in 1996. This increase in before tax profits occurred partially as a result of an increase in average loans outstanding and an increase in average investment yields.

  Net after taxes income for the three months ended September 30, 1997, was $851,503 compared to $610,736 for the three months ended September 30, 1996.

                    Results of Operations

           Nine Months 1997  Vs. Nine Months 1996
        September 30, 1997         September 30, 1996

  Total interest income for the nine months ended September 30, 1997, increased $617,894 or 5.5%, over the like period ended September 30, 1996. Interest and fees on loans increased $1,406,602 or 17.0%, due to an increase in the loan portfolio, plus a decrease in average loan interest rates. The average loan totals for the nine months ended September 30, 1997 was $129,172,562, compared to $108,148,603 for the nine months ended September 30, 1996. Because of the difference in loan interest rates between the two periods, average yield decreased 21 basis points from 10.19% to 9.98% as of September 30, 1997. Investment income decreased $788,708 or 25.7% over the prior period. This decrease was caused by a decrease in investment accounts, plus an increase in average yields. U.S. Government Agencies and Securities represent 53.7% of the Bank's investment portfolio. Because of an increase in longer term investments and short term interest rates between the two periods, average yield increased 22 basis points from 5.52% to 5.74% as of September 30, 1997.

  Total interest expense decreased $181,279 or 6.9% for the nine months ended September 30, 1997, compared to the same period ended September 30, 1996 as a result of a decrease in average interest-bearing accounts of $8,344,189 or 6.4%. The cost of funds averaged 2 basis points less during the nine months ended September 30, 1997 over the same period in 1996.

  Net interest income (total interest income less total interest expense) increased $799,173 or 9.2%, during the nine months ended September 30, 1997, over the same period in 1996.

  The loan loss provision decreased $105,000 or 53.8%, from $195,000 as of September 30, 1996 to $90,000 as of September 30, 1997 based on the amount necessary to provide for estimated losses. Management believes that the level of reserve is adequate as of September 30, 1997, and it is within the guidelines of the loan loss reserve policy as approved by the Board of Directors.

  Other income increased $841,360 or 34.0%. Gains of $1,250 and $12,953 were realized on the sale of securities during the nine months ended September 30, 1997 and 1996, respectively. Gains of $1,109,911 and $435,417 were realized on the sale of Small Business Administration Loans during the nine months ended September 30, 1997 and 1996, respectively. Gains of $4,769 were realized on the sale of equipment in the nine months ended September 30, 1997. No gains were realized on the sale of equipment in the nine months ended September 30, 1996.

  Other expense increased $188,589 or 2.2% from $8,742,025 in the first nine months of 1996, to $8,930,614 in the first nine months of 1997. This increase was partially caused by a $165,052 increase in business referral fees and a $77,700 decrease in legal fees and an increase in salary and benefit costs due to normal cost of living increases and growth of the bank.

  Operating profits before taxes for the first nine months of 1997 increased $1,556,944 or 69.0% over the same period in 1996. This increase in before tax profits occurred partially as the result of an increase in average loans outstanding and an increase in average investment yields.

  Net after taxes income for the nine months ended September 30, 1997, was $2,300,909 compared to $1,495,965 for the nine months ended September 30, 1996.

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







  KENNETH J. COSGROVE                             NOVEMBER 13, 1997

  Kenneth J. Cosgrove                                    Date
  Chief Executive Officer





  ROBERT W. CREIGHTON                             NOVEMBER 13, 1997

  R.W. Creighton                                         Date
  Secretary & Chief Financial Officer