Form 10-K
period 1997-12-31
ORANGE NATIONAL BANCORP
filed 1998-03-23
CIK 801443

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

FORM 10-K

X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997
OR

   		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

For the transition period from................. to.........................

Commission File No. 33-8743

ORANGE NATIONAL BANCORP
(Exact Name of Registrant as Specified in Charter)

     								               1201 East Katella Avenue
					     			               Orange, California 92867
					  	California		            	(714) 771-4000		             	33-0190684
(State of Incorporation)   (Address and Telephone Number    (I.R.S. Employer
	  							                of Principal Executive Offices)	 Identification No.)

Securities registered pursuant to Section 12(b) of the Act:  None

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

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $36,906,441 as of February 28,1998. The aggregate market value of the voting shares held by nonaffiliates includes all stockholders except officers and directors and was computed based on a market price, which resulted from a recent trade.

1,979,171 Shares of Common Stock were outstanding at February 28, 1998.

             DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 18, 1998.



ORANGE NATIONAL BANCORP

1997 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS


PART I

Item 1.	Business						                                                      	  3

Item 2.	Properties						                                                  	   18

Item 3.	Legal Proceedings							                                              19

Item 4.	Submissions of Matters to a Vote of Security Holders				             	19


PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	19

Item 6.	Selected Financial Data							                                        21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations	                                                       	22

Item 8.	Financial Statements and Supplementary Data					                      27

Item 9.	Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures		                                               27


PART III

Item 10.	Directors and Executive Officers of the Registrant					              28

Item 11.	Executive Compensation							                                        28

Item 12.	Security Ownership of Certain Beneficial Owners and Management				   28

Item 13.	Certain Relationships and Related Transactions					                  28


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K			 	29

			Signatures						                                                          	30

			Index to Exhibits						                                                   	32


PART I

ITEM 1. BUSINESS


General

		Orange National Bancorp ("Bancorp" or "Company") was organized and incorporated under the laws of the State of California on July 28, 1986 to become a bank holding company. The Company acquired all the outstanding capital stock of Orange National Bank ("Bank") at the direction of the Board of Directors of the Bank. The Company commenced operations as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Bank became a wholly-owned subsidiary of the Bancorp on January 16, 1987, with the approval of the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Bank of San Francisco ("FRB").
The Bank was organized and chartered as a national banking association on October 31, 1979 and opened for business on the same date.

		Substantially all consolidated operating earnings and net earnings are presently derived from banking related activities.  Such banking related activities would continue to represent the Bancorp's primary source of operating earnings and net earnings for the foreseeable future.  The Bank currently has six branch offices located throughout Orange County, California.


Narrative Description of Business

		The Bancorp is engaged in the ownership of one commercial bank.  The Bancorp does not consider its business to be seasonal nor to be dependent upon a single customer or a few customers.  Thus, the loss of any one customer would not have a material adverse effect upon the Bancorp or its subsidiary.  Neither the
Bancorp nor its subsidiary operate outside the United States nor derive revenues from customers located outside of the United States.  The Bancorp was involved in mortgage banking operations from 1992 through 1994.  There were no gains or losses on the disposal of this operation.

		The Bank offers a full range of commercial banking services, including the acceptance of demand, money-market, savings and time deposits; and the origination of commercial, real estate, Small Business Administration, personal, equity, home improvement, automobile, installment and term loans; and letters and lines of credit.  The Bank also offers travelers' checks, safe deposit boxes, notary public, international banking and other customary bank services to its customers, except trust services.  The lobby of each branch is open from
9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. through 6:00 p.m.
on Friday.  Selected branches are open on Saturday.  Each branch has an automated teller machine.  In addition, drive-up services are available at three branch offices.  The Federal Deposit Insurance Corporation ("FDIC") insures the deposits of the Bank up to a maximum of $100,000, subject to certain limitations.  The Bank is a member of the Federal Reserve System.

		The Bank currently does not issue MasterCard or VISA credit cards, but honors merchant drafts under both types of cards.

		The principal sources of the Bank's income are interest income and fees from the Bank's loan portfolio, interest income on the Bank's investments and gain on sales of loans.  These sources comprised 66.6%, 15.4% and 6.7%, respectively, of the Bank's total income for 1997.  Other sources of income include fees on deposit accounts and other customer services.


Distribution of Assets, Liabilities, and Stockholders' Equity

		The following schedule presents the average balances of the Bancorp's asset, liability, and stockholders' equity accounts and the distribution percentage of each item based on total average assets.  Average balances were computed using the average daily balances for the years ended December 31:

							          	                1997             1996             1995
                    								Dollars	Percent	  Dollars	Percent	 Dollars	Percent
                     								 		          (dollars in thousands)

Assets
Cash and due from banks	  	$ 23,212  10.5%   $ 20,415 	9.4%  	$ 19,679	  9.5%
Securities				              	26,134  11.8	     44,937	 20.7	    43,073	 20.8
Federal funds sold	         	29,362  13.3    		29,725	 13.7	   	20,372 	 9.9
Loans	                   			131,077 	59.4    	109,802  50.7	  	114,820 	55.4
Less allowance for
 credit losses             		(1,488) (0.7)	   	(1,487) (0.7)	  	(1,601) (0.7)
	 Net loans		             		129,589	 58.7	   	108,315 	50.0  		113,219 	54.7
Premises and equipment, net	 	5,187  	2.4	     	5,382	  2.5    		5,483  	2.7
Other assets			         	     7,193   3.3       7,998	  3.7		    5,101	  2.4

Total			               				$220,677	100.0%	  $216,772	100.0%	 $206,927	100.0%


Liabilities and
 stockholders' equity
Liabilities
	Deposits:
		Noninterest-bearing
   demand                		$ 76,444 	34.6%  	$ 67,662 	31.2%  	$ 64,372	31.1%
		Money market demand
   and NOW                  	91,931 	41.7    	101,562 	46.9     	99,182	47.9
		Savings	                			11,485  	5.2     	12,420  	5.7     	13,474 	6.5
		Time                					  19,423	  8.8      15,969   7.4   	  12,511  6.1

		Total deposits          		199,283 	90.3    	197,613 	91.2    	189,539	91.6

	Other liabilities	      	    1,793   0.8 	     1,381   0.6  	    1,286  0.6

		Total liabilities       		201,076 	91.1    	198,994 	91.8    	190,825	92.2

Stockholders' equity:
	Common stock               		7,770  	3.5      	7,594  	3.5	      7,109 	3.4
	Retained earnings	       	  11,831   5.4  	   10,184	  4.7  	    8,993  4.4

	Total stockholders' equity	 19,601   8.9   	  17,778   8.2   	  16,102  7.8

Total		               					$220,677	100.0%  	$216,772	100.0%  	$206,927	100.0%


Interest Income Rates

		Average interest-earning assets, their yields and amounts earned by category are set forth in the following chart for the years ended December 31.  Amounts outstanding are the average daily balances for the respective years, including nonaccrual loans.  Yields and amounts earned include loan origination fees.  The
Company does not have tax-exempt income bonds or notes in its securities portfolio.
											                              1997	      1996	     1995
                               												(dollars in thousands)
Securities:
	Average outstanding	              				$26,134   	$44,937   	$43,073
	Average yield	                      					6.02%     	5.85%     	5.74%
	Amount of interest earned         					$1,573    	$2,627    	$2,471
Federal funds sold:
	Average outstanding	              				$29,362   	$29,725   	$20,372
	Average yield	                      					5.44%     	5.23%	     5,63%
	Amount of interest earned	         				$1,598    	$1,555    	$1,146
Net loans:
	Average outstanding	             				$129,589	  $108,315  	$113,219
	Average yield	                     					10.56%    	10,81%    	11.44%
	Amount of interest and fees earned				$13,686   	$11,712   	$12,954
Total earning assets:
	Average outstanding		             			$185,085  	$182,977  	$176,664
	Average yield				                      		9.11%     	8.69%     	9.38%
	Amount of interest earned				        	$16,857   	$15,894   	$16,571


Interest Expense Rates

		The following table sets forth the Bancorp's average interest-bearing deposits, the average rate paid on such deposits and the amounts paid or accrued for the years indicated.  Amounts outstanding are the average daily balances outstanding for the years ended December 31:
								                          			    1997	      1996	     1995
                              												(dollars in thousands)
NOW and money market (1):
	Average outstanding		              			$91,931  	$101,562   	$99,182
	Average rate paid				                   	2.34%	     2.47%	     2.34%
	Amount of interest paid or accrued			 	$2,154    	$2,510    	$2,325
Savings:
	Average outstanding		              			$11,485   	$12,420	   $13,474
	Average rate paid			                   		2.02%	     2.00%     	1.98%
	Amount of interest paid or accrued			   	$232      	$249      	$267
Time:
	Average outstanding              					$19,423   	$15,969   	$12,511
	Average rate paid	                   				4.98%     	4.76%     	4.39%
	Amount of interest paid or accrued			   	$967      	$760      	$549
Total interest-bearing liabilities:
	Average outstanding	             				$122,839  	$129,951	  $125,167
	Average rate paid				                   	2.73%	     2.71%     	2.51%
	Amount of interest paid or accrued				 $3,353    	$3,519    	$3,141

Net yield on interest-earning assets					 7.30%     	6.76%     	7.60%

(1) NOW and money markets include only interest-bearing transaction accounts. Rate/Volume Analysis of Net Interest Income


		The following table sets forth the cause and amounts of change in interest earned and paid for the years ended December 31:

			         	               1997 over 1996 (1)        1996 over 1995 (1)
	                   						Volume  	Rate   	Total   	Volume  	Rate    	Total
                  									           	(dollars in thousands)

Increase (decrease) in:
Interest income:
Investment securities	  	$(1,099)	$  45 	$(1,054)   	$107	 $   49  	$   156
Federal funds sold	         	(19)   	62      	43     	527   	(118)     	409
Net loans	             				2,300  	(326)  	1,974    	(561)  	(681)  	(1,242)

Total		             					$ 1,182 	$(219)	  $ 963   	$  73	  $(750) 	$  (677)

Interest expense:
Money market deposits    		$(238)	$(118)	  $(356)  	$  56   	$129     	$185
Savings deposits		          	(19)    	2     	(17)    	(21)     	3	      (18)
Time deposits				            164	    43	     207	     152	     59      	211

Total		              					$  (93)	$ (73)  	$(166)   	$187   	$191	     $378

Net interest income	     	$1,275 	$(146)  	$1,129  	$(114) 	$(941) 	$(1,055)


(1) The variance not solely due to rate or volume is allocated to the rate variances. Nonaccrual loans have been included in this analysis. Loan fees of $1.1 million, $1.0 million and $1.1 million for 1997, 1996, and 1995, respectively, have been included in this analysis. The Company does not have tax-exempt income bonds or notes in its securities portfolio.


Securities

		The Bank's Board of Directors reviews all securities transactions on a monthly basis.  There are no securities from a single issuer other than securities of the U.S. Government, Agencies and corporations whose aggregate market value is greater than 10% of stockholders' equity.  The Bank does not invest in derivative financial instruments or variable rate bonds or notes.  The
Bank purchases mortgage-backed securities of investment grade only.   The
following schedule summarizes the amounts and the distribution of the Bank's held-to-maturity securities as of December 31:

							     	                   1997              1996             1995
                  								Amortized	Market Amortized Market	Amortized	Market
	  							                  Cost(1)  Value  Cost(1)   Value	 Cost(1)   Value
                       										       (dollars in thousands)

Mortgage-backed securities		 $9,037	$8,972 	$10,937	$10,844 	$12,479	$12,421


(1)	Held-to-maturity securities are stated at amortized cost (i.e., cost adjusted for amortization of premium and accretion of discount.)

		The available-for-sale securities as of December 31 are as follows:

							     	                   1997              1996               1995
                								Amortized 	Market	Amortized 	Market 	Amortized 	Market
						                	 	Cost (2)	  Value 	Cost (2)  	Value	  Cost (2)  	Value
                       										       (dollars in thousands)

U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  Corporations				         $8,992 	$8,976	 $28,992	 $28,899 	$24,984 	$24,914
Mortgage-backed securities   		-      	-       	-       	-    	2,018   	1,994
Other		               					   170 	   170	     174	     174	     174	     174

Total	               						$9,162 	$9,146 	$29,166 	$29,073 	$27,176 	$27,082


(2)	Available-for-sale securities are stated at fair value with unrealized gains and losses being reported as an adjustment to stockholders' equity net of the related tax effect.

		On December 29, 1995 the Company reassessed the appropriateness of the classification of all securities in accordance with the issuance of Financial
Accounting Standards Board Guide to Implementation of Statement No. 115 on
Accounting for Certain Investments in Debt and Equity Securities.  As a result, the Company transferred debt securities at their fair value of $4,995,483 on
December 29, 1995 previously classified as held-to-maturity into available-for-
sale securities and recorded an unrealized holding loss of $3,827.


Maturity of Securities

		The following table summarizes the maturities of the Company's securities and their weighted average yield as of December 31, 1997:
                                   								  			Carrying	 Market  	Average
                                     					 						Amount 	Value(1) 	Yield(2)
                                       												(dollars in thousands)

Mortgage-backed securities (3)					              $9,037   	$8,972  	5.47%

U.S. Treasury Securities and
obligations of U.S. Government
Agencies and corporations:
	Due within one year					                         1,000      	993  	4.73%
	Due after one year but within five years				     3,996    	3,991  	6.47%
	Due after five years but within ten years				    1,000    	1,001  	6.27%
	Due after ten years					                         2,996    	2,991  	6.76%
Other		                                								     170 	     170	  6.00%

Total								                                 		$18,199	  $18,118  	5.91%


(1)	Held-to-maturity securities are stated at amortized cost (i.e., cost adjusted for amortization of premiums and accretion of discounts). Available-for-sale securities are recorded at fair value.

(2)	Weighted average yield is the computed using the investment yield and the amortized cost of securities.

(3)	Mortgage-backed securities are not scheduled for maturities due to the periodic principal payments received and unknown amount of expected prepayments.


Loan Portfolio

		A major part of the Bank's objective is serving the credit needs of customers in Orange County and surrounding areas.  Credit decisions are based upon the judgement of the Bank's lending personnel and Loan Committee.  The legal lending limit to each customer is restricted to a percentage of the Bank's total capital, the exact percentage depends on the nature of the particular loan and the collateral involved.  Credit risk is inherent to any loan portfolio and it is the management of this risk, which defines the quality of the portfolio.
The Bank has a policy to obtain collateral for loans under most circumstances.
The Bank has a highly diversified portfolio, a solid underwriting process, a loan review program and an active loan service function which management believes serves to minimize the possibility of material loss in the loan portfolio.

		The three general areas in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c)
loans to individuals.  These three categories accounted for 58.8%, 33.1%, and
7.9%, respectively, of the Bank's loan portfolio as of December 31, 1997.  The
Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to 5 years.  Consumer installment loans are for a maximum term of 48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.
Commercial real estate loans are originated for terms of up to 25 years.

		Variable interest rate loans comprise 72% of the loan portfolio as of
December 31, 1997.

		The Bank had standby letters of credit of $0.3 million and commitments to extend credit of $25.1 million as of December 31, 1997.  The Bank presently has sufficient liquidity to fund all loan commitments.

		The Bank originates loan commitments that are unsecured.  The Bank had funded unsecured loans to companies or individuals of $3.9 million with unfunded unsecured commitments of $6.0 million as of December 31, 1997.  The Bank has a lending policy to obtain collateral whenever available or desirable, subject to the degree of risk the Bank is willing to undertake.

		The allowance for credit losses is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future
adjustments to the allowance may be necessary if there are significant changes in economic or other conditions.  In addition, the OCC periodically reviews the
Company's allowance for credit losses as an integral part of their normal recurring examination process, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

		A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for credit losses

Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) as of December
31 is presented in the following table:


                      									      1997	    1996     1995     1994     1993
                                   											(dollars in thousands)
Dollars
Real estate
	Commercial	                   			$ 78,534	$ 64,611	$ 61,891	$ 61,881 	$65,052
	Construction	                      			118   	1,412     	242   	2,286   	3,473
	Held for sale		                      		-       	-       	-       	-    	2,050
Commercial and industrial		        	44,301  	44,766  	41,361  	40,976  	34,376
Loans to individuals			             10,586  	10,256  	10,343   	9,384  	10,127
Other			                   					       122	     152    1,207      177      858

Total	                      							133,661 	121,197 	115,044 	114,704 	115,936

Unearned net loan fees and premiums	 	(891)   	(837)	   (807)   	(536)	   (742)
Allowance for credit losses	    		  (1,581)	 (1,369)  (1,513)  (1,465)  (1,524)

Total, net	                  					$131,189	$118,991	$112,724	$112,703	$113,670


Unsecured loans, included
 in table above                   		$3,910  	$2,836	  $4,753	  $3,743	  $4,236


Percentages
Real estate
	Commercial	                      			58.8%	   53.3%	   53.8%   	53.9%	   56.1%
	Construction	                     			0.1     	1.2     	0.2	     2.0     	3.0
	Held for sale                    				0.0     	0.0     	0.0     	0.0     	1.8
Commercial and industrial	         		33.1    	36.9    	36.0    	35.7    	29.6
Loans to individuals	               		7.9     	8.5     	9.1     	8.2     	8.8
Other	                     							    0.1	     0.1 	    1.0 	    0.2	     0.7

Total		                       						100.0%  	100.0%  	100.0%  	100.0%	  100.0%


Loan Maturities and Sensitivity to Changes in Interest Rates

		The following table sets forth the maturities of the Bank's loan portfolio by category as of December 31, 1997.  In addition, the table presents the distribution between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates maturing after one year.
Floating rates generally fluctuate with changes in the prime interest rate.  The table excludes unearned net loan fees and premiums of $891,000.


                                											 After
							                               			  one but
									                    Within one  within five    After
          					       					    year (1) 	   years    	five years   Total
											                              (dollars in thousands)

Real estate
	Commercial              					$  72,992    	$3,913  	$  1,629   	$ 78,534
	Construction				                  	118 	       -         	-         	118
Commercial and industrial	     		22,373     	2,682    	19,246     	44,301
Loans to individuals			          	5,716     	1,157     	3,713     	10,586
Other	                							       122 	       -          -  	       122

                     										$101,321    	$7,752   	$24,588   	$133,661


	Distribution between fixed and floating interest rates after one year:

Fixed interest rates				                   	$7,404   	$24,588    	$31,992
Floating interest rates		               			    348	        -  	       348

                                 											$7,752	   $24,588    	$32,340


 (1)	Demand loans and overdrafts are shown as "within one year" with scheduled repayments reported in the periods in which the final payments are due.


Credit Risk Management

		The Bank manages its loan portfolio through a process designed to assure acceptable quality of loans entering the portfolio and to bring any potential losses or potential defaults in existing loans to the attention of the appropriate management personnel.  Each lending officer has primary responsibility to conduct credit and documentation reviews of the loans for
which he is assigned.   The Bank's Senior Vice President and Senior Credit
Officer are responsible for general supervision of the loan portfolio and adherence by the loan officers to the loan policies of the Bank.  The Bank currently engages an outside consulting firm to periodically review the loan portfolio to provide suggested risk rating of selected loans.  Bank management reviews the suggested ratings along with all other available information to properly monitor the loan portfolio, including all loan evaluations made during periodic examinations by the OCC.

		In accordance with the Bank's loan policies, management presents a written
report to the Bank's Board of Directors at its monthly meeting.   The Directors
review the delinquency report listing of all loans 30 days or more past due and the watch list report including loans having increased credit risk, both delinquency and other factors, over the rest of the portfolio.  Additionally, the Directors review a monthly report including all loans originated the prior month.

		As previously noted, the Bank maintains an allowance for credit losses to provide for potential losses in the loan portfolio.  Additions to the allowance for credit losses are charged to operations in the form of a provision for
possible credit losses.   All loans that are judged to be uncollectible are
charged against the allowance while any recoveries are credited to the allowance.  The allowance for credit losses is maintained at a level determined by management to be adequate, based on the performance of loans in the Bank's portfolio, evaluation of collateral for such loans, the prospects or worth of the prospective borrowers or guarantors, and such other factors which, in the
Bank's judgement, deserve consideration in the estimation of possible losses.
The allowance for credit losses is established and maintained after analyzing loans identified by management with certain unfavorable features affixing a risk of loss attributable to each loan.  An inherent risk of loss in accordance with industry standards and economic conditions is then allocated to specific loan pools and to the remainder of the portfolio on an aggregate basis.

		The following table sets forth information with respect to loans that were accounted for on a nonaccrual basis or contractually past due 90 days or more as to interest or principal payments, or restructured as of December 31:


                           									      1997	  1996   1995   1994   1993
                                    											(dollars in thousands)

Loans on non-accrual basis			            $2,447	$2,464	$3,055	$3,163	$2,744
Loans past due 90 days or more and
 still accruing interest			                 660     	7    	33   	158    	46
Troubled debt restructuring,
 not included above		                        -      -      -      -      -

Total		               					             	$3,107	$2,471	$3,088	$3,321	$2,790


		If all such loans had been current in accordance with their original terms during the year ended December 31, 1997, the gross interest income would have been approximately $325,000.  The amount of interest income included in earnings on these nonaccrual loans was $125,000 in 1997.

		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more.  Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal.  Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Management has no knowledge of any additional loans not disclosed in this section on nonaccrual, past due, or troubled debt restructuring that may be
potential problem loans.   The Bank has no loans to foreign borrowers.  The
Company has quantified its impaired loans in Note 4 of the Notes to the
Consolidated Financial Statements.  Loans on nonaccrual status are greater than the total impaired loans because the collateral value of certain nonaccrual loans are large enough that management believes all principal and interest will be collected on those loans and therefore do not meet the definition of impaired.  A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are valued primarily at the fair value of the underlying collateral.

		There were no loan concentrations exceeding 10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of December 31,
1997, 1996, 1995, 1994 and 1993.

		The following table presents loans outstanding, charge-offs, recoveries on loans previously charged-off, the allowance for credit losses, and pertinent ratios during the years ended and as of December 31:


                     			 					       1997     1996     1995     1994     1993
                                   											(dollars in thousands)

Average gross loans	             		$131,077	$109,802	$114,820	$114,718	$118,774

Total gross loans at end of period	$133,661 $120,360	$114,237	$114,168	$115,194


Allowance for loan losses:
Balance, beginning of period		      	$1,369	  $1,513   $1,465  	$1,524  	$1,425

Charge-offs:
	Commercial and industrial		            	14     	252     	302     	459     	232
	Real estate construction		             	-       	-       	-       	-       	30
	Commercial real estate		               	44     	125      	70      	25      	76
	Installment                  					       8	      10	      16	       4	      27

                           									     66	     387  	   388  	   488	     365
Recoveries:
	Commercial and industrial	           		122      	30      	63     	129      	67
	Leases			                            			-       	-       	45      	-	       -
	Commercial real estate			                9       	8       	8      	-	       -
	Installment	                  				       7	      -        -	        2	       3

                            									   138	      38	     116	     131	      70

Net charge-offs (recoveries)			         (72)    	349     	272     	357     	295

Additions charged to operations			      140	     205	     320  	   298  	   394

Balance, end of period	            		$1,581  	$1,369  	$1,513	  $1,465	  $1,524

Net charge-offs (recoveries) during
 the period to average gross loans
 outstanding during year           		(0.05%)  	0.32%   	0.24%   	0.31%   	0.25%


		The Bank has allocated the allowance for credit losses to provide for the possibility of losses being incurred within loan categories as of December 31 are set forth in the table below:


                          									 1997 	 1996  	 1995  	 1994  	 1993
                               											(dollars in thousands)

Commercial and industrial	     		 $  298 	$  343 	$  831 	$  744 	$  550
Real estate - construction		         	-       	9      	3    	124     	75
Real estate - mortgage	          		1,265    	959    	594    	468    	837
Installment						                     18     	58     	62	    108     	40
Other			                 					        -	      -       23	     21	     22

       					                  				$1,581 	$1,369 	$1,513 	$1,465 	$1,524


		Included in the Bank's allocation of its allowance for credit losses are specific reserves on certain identified loans and general reserves for unknown potential losses.  Management classifies loans through its internal loan review system that uses an independent third party reviewer and review of loans from
its regulators.   None of these classifications indicate trends or
uncertainties, which will materially impact future operating results, liquidity, or capital resources.  The allowance provides for the potential adverse effects of current economic conditions.  However, the full effects of the economy on the
loan portfolio cannot be predicted with any certainty.   See discussion in Item
7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations.   Any loans which management doubts the ability of borrowers to comply with loan repayment terms are provided for in the allowance.


Summary of Deposits

		Deposits are currently the Bank's sole source of funds.   The Bank can
obtain additional funds when needed to meet occasional declines in deposits or other short-term liquidity needs, through the overnight purchase of federal
funds.   However, the Bank does not currently use these sources of funds.
Generally, the Bank has funds in excess of the needs for its deposit withdrawals or short-term liquidity needs and it, therefore, sells federal funds to other financial institutions or invests in short-term securities.

		The Bank's deposits are attracted primarily from individuals and commercial enterprises.  The Bank also attracts some deposits from municipalities and other government agencies.  The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits.  The Bank does not expect to obtain future deposits through the use of brokered deposits.  The Bank had noninterest-bearing demand deposits of $93.2 million, interest-bearing NOW and money market accounts of $91.3 million, time deposits for individuals and corporations of $22.7 million, and savings of $11.6 million as of December 31, 1997.

		The Company had interest-bearing deposits of 57.4% and 60.8% of total deposits as of December 31, 1997 and 1996, respectively.  While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the
Bank's relative growth in deposits and loans may be affected by seasonal and economic changes, which, in turn, may impact liquidity.  The Bank does not have any brokered deposits.  The Bank has a deposit concentration from five customers of $28,095,000 as of December 31, 1997.  Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

		The following table sets forth information regarding the Bank's average balances of deposits, as a percentage of average total deposits and average interest paid by category for the years ended December 31:


                              										MMDA	                     		 Total
          				 			          		Demand 	and NOW 	 Savings	     Time	  Deposits
                              											(dollars in thousands)

1997
Average balance			          	$76,444  	$91,931  	$11,485  	$19,423  	$199,283
Percent of total			           	38.4%    	46.1%     	5.8%     	9.7%	    100.0%
Average interest rate paid			   0.0%     	2.3%     	2.0%	     5.0%      	1.7%

1996
Average balance	          			$67,662 	$101,562  	$12,420  	$15,969  	$197,613
Percent of total	           			34.2%    	51.4%     	6.3%     	8.1%    	100.0%
Average interest rate paid	   		0.0%     	2.5%     	2.0%     	4.8%	      1.8%

1995
Average balance	          			$64,372  	$99,182  	$13,474  	$12,511  	$189,539
Percent of total	           			34.0%    	52.3%     	7.1%     	6.6%    	100.0%
Average interest rate paid	   		0.0%     	2.3%     	2.0%     	4.4%      	1.7%


		The following table indicates the amount and maturity of the Bank's time certificates of deposit over $100,000 as of December 31, 1997:


                                     										Balance		Percent of Total
                                      										(dollars in thousands)

Less than three months			                     	$ 9,500   	  	78.6%
Three months through six months				              1,226   	  	10.1
Six months through twelve months			               	866      		7.2
Over twelve months				                             495		      4.1

                                     										$12,087		    100.0%


Return on Equity and Assets

		The following table indicates the key financial ratios of the Bank for the years ended December 31:

                                           										    1997   1996   1995
Profitability ratios:

	Rate of return on average total assets			               1.45%	 1.02% 	1.22%

	Rate of return on average stockholders' equity			      16.32%	12.38%	15.68%

Capital ratios:

	Cash dividend payment ratio to net earnings		         	25.73%	32.60%	19.23%

	Average stockholders' equity to average total assets	 	 8.88%	 8.20% 	7.78%


Competition

		The banking business in southern California and the market areas served by the Bank are highly competitive with respect to both loans and deposits and are dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  The Bank is one of several locally owned independent banks located in the Bank's primary service area.  The Bank also competes for loans and deposits with other commercial banks, including many which are much larger than the Bank, as well as with savings and loan associations, finance companies, credit unions, brokerage houses and other
financial institutions.   Larger commercial banks offer certain services (such
as trust and investment services) which the Bank does not offer directly (but some of which it offers indirectly through correspondent institutions).  Such banks also have substantially higher lending limits than the Bank has or will have due to their larger capital base.  In addition, recently enacted legislation will increase the competition the Bank faces from savings and loan associations, and credit unions for the deposit and loan business of individuals.  The growth of money market funds and quasi-financial institutions, such as certain activities of retailers and other which are not subject to the same regulatory controls, also presents a source of competition for the Bank.
With the decline in interest rates, depositors have been seeking alternative investments to earn higher yields than the Bank is currently paying.

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


Supervision and Regulation

		The Company is subject to the regulation of the Federal Reserve Bank Holding
Company Act of 1956, as amended, and the Board of Governors of the Federal
Reserve System.  The Bank is subject to the regulation of the FDIC and the OCC.
Among other regulations, the OCC establishes minimum capital requirements, which the Bank exceeds as of December 31, 1997.

		During 1991, Congress passed the Federal Deposit Insurance Corporation
Improvement Act of 1991("FDICIA"), which focused primarily on tightening the supervision of banks and thrifts and recapitalizing the Bank Insurance Fund
("BIF").  Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to inadequately capitalized banks.  FDICIA established five tiers of capital management ranging from "well capitalized" to "critically undercapitalized."  If a bank does not meet any of the minimum capital requirements set by its regulators, FDICIA requires certain responses, such as that the bank submit a plan, guaranteed by its holding company, to restore its capital to adequate levels.  The Company has a policy to maintain capital ratios above the "well capitalized" levels.

		As deposits of the Bank are insured by the BIF as administered by the FDIC, the Bank is subject to FDIC insurance assessments.  For purposes of determining insurance premium assessments, the FDIC places each insured bank in one of nine risk categories base on its level of capital and other relevant information
(such as supervisory evaluations).  Assessment rates for deposit premiums currently range from zero to 0.27 percent, depending on the assessment category into which the insured institution is placed.

		From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies.  The likelihood of any major changes and the impact such changes might have on the Bancorp and the Bank is impossible to predict.
Certain of the potentially significant changes, which have been enacted recently by Congress and others, which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

		In August 1997, Governor Wilson of California signed Assembly Bill 1432
("AB1432") which provides for certain changes in the banking laws of California.
Effective January 1, 1998 AB1432 eliminates the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment of capital.  AB1432 now allows the Commissioner of the California Department of
Financial Institutions (the "Commissioner") to close a bank, if the Commissioner finds that the bank's tangible shareholders' equity is less than the greater of
3% of the bank's total assets or $1 million.  AB1432 also moved administration of the Local Agency Program from the California Department of Financial
Institutions to the California State Treasurer's office.

		The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act")
as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions.  The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF").  The
1996 Act provided for a one time assessment, paid on November 30, 1996, of approximately 65 basis points per $100 of deposits of SAIF insured deposits including SAIF insured deposits that were assumed by banks in acquisitions of savings associations.  For the years 1997 through 1999 the banking industry will assist in the payment of interest on Financing Corporation ("FICO") bonds that were issued to help pay for the clean up of the savings and loan industry.
Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per
$100 of deposits until the FICO bonds mature in 2017.  There is a three year moratorium on conversions of SAIF deposits to BIF deposits.  The 1996 Act also has certain regulatory relief provisions for the banking industry.  Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination.  There is a five year sunset provision for the elimination of civil liability under the
Truth in Savings Act.  The FRB and Department of Housing and Urban Development
are to develop a single format for Real Estate Settlement Procedures Act and
Truth in Lending Act ("TILA") disclosures.  TILA disclosures for adjustable mortgage loans are to be simplified.  Significant revisions are made to the Fair
Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error.  Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation.  In the area of the
Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

		On September 28, 1995, Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as "CIBBA") was enacted which allows for early interstate branching in
California.  Under the federally enacted Riegle-Neal Interstate Banking and
Branching Efficiency Act of 1994 ("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997.  In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997.  The host state is allowed under IBBEA to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997.  California, in enacting CIBBA, authorizes out-
of-state banks to enter California by the acquisition of or merger with a
California bank that has been in existence for at least five years.

		Section 3824 of the California Financial Code ("Section 3824") as added by
CIBBA provides for the election of California to "opt-in" under IBBEA allowing interstate bank merger transactions prior to July 1, 1997 of an out-of-state bank with a California bank that has been in existence for at least five years.
The early "opt in" has the reciprocal effect of allowing California banks to merge with out-of-state banks where the states of such out-of-state banks have also "opted in" under IBBEA. The five year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.

		Under IBBEA, California may also allow interstate branching through the acquisition of a branch in California without the acquisition of an entire
California bank.  Section 3824 provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank.  IBBEA also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks.
Section 3824 provides that California expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in
California, or in other words, California did not "opt-in" this aspect of IBBEA.
CIBBA also amends the California Financial Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out-of-state as allowed under IBBEA.

		Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, and amend intrastate branch acquisition and bank merger laws.  Another banking bill enacted in California in 1995 was Senate Bill 855
(known as the State Bank Parity Act and is referred to herein as the "SBPA").
SBPA went into effect on January 1, 1996, and its purpose is to allow a
California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the Commissioner authority to implement certain changes in California banking law which are parallel to changes in national banking law such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O and certain other changes including allowing the repurchase of stock with the prior written consent of the Commissioner.

		On September 29, 1994, IBBEA was enacted which has eliminated many of the current restrictions to interstate banking and branching.  IBBEA permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995 without regard to whether such transaction is expressly prohibited under the laws of any state.  IBBEA's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997.
However, states retain the right to completely opt out of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.

		The states that opt out must enact a law after September 29, 1994 and before
June 1, 1997 that (i) applies equally to all out-of-state banks, and (ii)
expressly prohibits merger transactions with out-of-state banks.  States, which opt out of allowing interstate bank merger transactions, will preclude the mergers of banks in the opting out state with banks located in other states.  In addition, banks located in states that opt out are not permitted to have interstate branches.  States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

		The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions.  However, any state may waive the thirty percent provision for such state.  In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

		On September 23, 1994, the Riegle Community Development and Regulatory
Improvement Act of 1994 (the "1994 Act") was enacted which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.

		The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (the $100 million amount was amended to $250 million by the 1996 Act discussed above).  The 1994
Act amends Federal Deposit Insurance Corporation Improvement Act of 1991 with respect to the Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

		Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies, including the National Credit Union
Administration Board, is required to establish an internal regulatory appeals process for insured depository institutions within 6 months.  In addition, the
Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.

		In the area of currency transaction reports, the 1994 Act requires the
Secretary of the Treasury to allow financial institutions to file such reports electronically.  The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on
Bank Secrecy Act regulations must also be published on an annual basis.

		The procedures for forming a bank holding company have also been simplified.
The formal application process for many holding company formations is now a simplified 30 day notice procedure.  In addition, the Securities Act of 1933 has been amended by the 1994 Act to further simplify the securities issuance in connection with a bank holding company formation.

		On December 17, 1993, the Resolution Trust Corporation Completion Act (the
"RTCCA") was enacted.  The RTCCA provides additional funding for failed savings associations under the jurisdiction of the Resolution Trust Corporation.  In addition to providing such funding, the RTCCA, among other things, makes it more difficult for the federal banking agencies to obtain prejudgment injunctive relief against depository institutions and parties affiliated with such institutions, extends the moratorium on depository institutions converting from
SAIF insurance to BIF insurance or vice versa, and prohibits the Federal Deposit
Insurance Corporation (the "FDIC") from using any deposit insurance funds to benefit the shareholders of a failed or failing depository institution.

		The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"), which was signed into law on August 10, 1993, contains numerous tax and other provisions which may affect financial institutions and their businesses.  The Budget Act contains a provision that establishes a priority for depositors, or the FDIC as subrogee thereof, in the event of a liquidation or other resolution of an insured depository institution for which a receiver is appointed after August
10, 1993.  In addition, under the existing cross-guarantee provisions of federal banking law, the FDIC has the power to estimate the cost of the failure of an insured depository institution and assess a charge against any financial institution affiliated with the failed institution.

		It is impossible to predict what effect the enactment of the above-mentioned legislation will have on the Bancorp, the Bank and on the financial institutions industry in general.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.


Taxation

		The Company reports its income and expenses using the accrual method of accounting and uses the calendar year as its tax year for both federal income and state franchise tax purposes.  The Company is subject to the federal income tax, under existing provisions of the Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations.

		The Company's 1995 federal income tax return is currently under examination by the Internal Revenue Service.  Although the examination has not yet concluded, it is not expected to result in a material adjustment to the tax return nor a material adverse affect on the financial statements.


Employees

		The Bank had 112 full-time and 9 part-time employees, including 43 principal officers as of February 28, 1998.  The Bank's employees are not represented by a union or covered by a collective bargaining agreement.  The management of the
Bank believes that, in general, its employee relations are good.


ITEM 2.		PROPERTIES

		The Bank and the Bancorp's head office, including a branch office, is located in a two-story building located at 1201 East Katella Avenue, Orange,
California.  The Bank owns both the land and the building.  This building is approximately 16,000 square feet of interior and exterior floor space and is located on a lot of approximately 55,000 square feet.  The facility is in good condition and adequate for the Bank's present operations with adequate parking, an automated teller machine and drive-up teller stations.

		The Bank leases the premises at its five full-service branch offices.  Each branch has an automated teller machine.  Drive-up teller banking is available at two leased branches.  The Bank also leases premises for administrative functions.  The principal terms relating to premises currently leased by the
Bank and the net book value of leasehold improvements as of December 31, 1997 are detailed below.  None of the leases contain any unusual terms and all are
"net" or "triple net" leases.

                        									Expiration	Square	Monthly	Renewal     	Book
 Office Location         		          Date	   Feet  Rental  Options      Value

Branches
77 Plaza Square, Orange            	04/30/03	 9,443	$4,110	4 @ 5 yrs.	$  704,258
1800 West Katella Avenue, Orange(1) 12/31/07	 5,266	 8,057	2 @ 5 yrs.        	-
7510 East Chapman Avenue, Orange	  	11/30/04	 3,300	10,278	2 @ 5 yrs.   	135,043
800 Glenneyre, Laguna Beach			      08/31/07	 5,894	 9,933	1 @ 5 yrs.	   168,805
25255 Cabot Road, Laguna Hills			   01/01/04 	6,737 	7,544	3 @ 5 yrs.	   235,581

Administration
2117 West Orangewood Avenue, Orange	08/31/98  5,260 	5,733		-
115 North Glassell Street, Orange			12/31/00 	3,200	 1,742	1 @ 5 yrs.	    32,920
1249 East Katella Avenue, Orange(2) 01/06/03 13,845 11,429	2 @ 5 yrs.	        -

                                                        										 			$1,276,607


(1)	Estimated cost of $250,000 for branch leasehold improvements all incurred in
    1998.
(2)	Estimated cost of $140,000 for office leasehold improvements all incurred in
    1998.



ITEM 3.		LEGAL PROCEEDINGS

		To the best of management's knowledge, there are no pending or threatened legal proceedings to which the Bank or the Bancorp is or may become a party, which may have a materially adverse effect upon the Bank, the Bancorp or their
property.   However, in the normal course of business, the Bank, or the Bancorp may initiate actions to protect their interests and may occasionally be made a party to actions relating thereto seeking to recover damages from the Bank, or the Bancorp.


ITEM 4.		SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

		None



PART II


ITEM 5.		MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
					STOCKHOLDER MATTERS


Stock Market Information

		On February 13, 1996, Orange National Bancorp shares of common stock commenced trading on the National Association of Securities Dealers Automated
Quotation (NASDAQ), under the symbol OGNB.  Active traders for the stock are
Everen Securities, 620 Newport Center Drive, Suite 1300, Newport Beach,
California 92660 and Smith Barney, 650 Town Center Drive, Suite 100, Costa Mesa,
California 92626.

		The following table summarizes the approximate high and low bid prices for the Company's common stock since the first quarter of 1995.


                                   1997            1996           1995

	Calendar Quarter		           High	     Low    High     Low	  High 	  Low

		1st quarter	            		$15.125 	$13.125 	$12.50 	$10.50	 $5.95 	$4.75

 	2nd quarter             			18.000  	13.750	  15.00  	11.75  	7.15  	5.45

		3rd quarter             			21.125  	17.500  	14.50  	13.25  	9.50  	6.35

		4th quarter	             		24.250  	19.750  	13.75  	12.75 	10.50  	9.25

		Market quotations prior to February 13, 1996 reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.


History of Cash and Stock Dividends and Stock Splits

		The Company has a history of paying cash dividends to its stockholders.  The following table summarizes the cash dividend history of the Company:


									                   Dividends Paid
				Year				 Per Share	      Total

				1984			   	$0.09      	$143,568
				1985			    	0.10       	166,320
				1986			    	0.12	       200,584
				1987			    	0.16	       250,730
				1988			    	0.13       	202,734
				1989			    	0.17	       267,329
				1990			    	0.18       	290,008
				1991			      	-	             -
				1992				    0.30	       485,130
				1993			      	-	             -
				1994			    	0.05	        91,956
				1995			    	0.25	       473,947
				1996			    	0.37	       718,417
				1997			    	0.42	       823,974


		For comparative purposes, dividends per share for all years are computed after the effects of stock splits and stock dividends.  The Company declared a three-for-two stock split on October 15, 1985, a 5% stock dividend on November
16, 1988, a three-for-two stock split on November 20, 1989, and a 5% stock dividend on July 31, 1995.

		The Company's ability to pay dividends is dependent upon the dividend payment it receives from its subsidiary Bank.  Future dividend payments will depend on future profitability, meeting regulatory requirements and the outlook of economic conditions.

		On January 21, 1998, the Company declared a $0.35 per share dividend on its common stock consisting of a quarterly dividend of $0.10 per share and a special dividend of $0.25 per share.

		The Company had approximately 457 stockholders of record as of February 28,
1998.


Transfer Agent and Registrar

		CHASEMELLON Shareholder Services
		400 South Hope Street, Fourth Floor
		Los Angeles, California 90071



ITEM 6.		SELECTED FINANCIAL DATA

		The selected financial data presented below as of and for the years ended
December 31 is derived from and should be read in conjunction with the consolidated financial statements and the notes thereto of the Company which have been audited by McGladrey & Pullen, LLP, independent certified public accountants.  The consolidated financial statements as of December 31, 1997 and
1996 and for the three years in the period ended December 31, 1997 and the report thereon of McGladrey & Pullen, LLP are included with Item 14 of this Form
10-K.

									                  1997	     1996      1995      1994      1993
             										(dollars in thousands, except for per share amounts)

Financial condition

Total assets			        		$242,279 	$218,845 	$207,928 	$206,510	 $193,290

Loans (net)	         					131,189  	118,991  	112,724	  112,703  	113,670

Deposits	            					218,792  	198,364  	188,991  	190,406  	177,571

Stockholders' equity	    		21,586   	18,956   	17,262   	14,782   	14,543


Results of operations

Interest income		       		$16,857  	$15,894  	$16,571  	$13,908  	$12,416

Net interest income		     	13,504   	12,375	   13,430   	11,400    	9,792

Provisions for possible
 credit losses	             		140      	205      	320      	298      	394

Other income	           				3,707    	2,713    	2,781    	2,612    	2,279

Other expense	         				11,776   	11,547   	12,187   	11,962   	11,744

Income from
 continuing operations		   	5,295    	3,336    	3,703    	1,060      	457

Loss from
 discontinued operations    			-        	-	        -	      (225)    	(258)

Net earnings		           			3,198    	2,201    	2,524      	835      	199


Basic earnings per share		 	$1.63    	$1.13    	$1.30    	$0.43    	$0.10

Cash dividends per share	  		0.42     	0.37     	0.25     	0.05       	-

Weighted average number
 of common shares
 outstanding (in thousands)	1,961    	1,944	    1,932    	1,931    	1,931


		Earnings per share from continuing operations in 1994 and 1993 were $.58 and
$.25, respectively.  Earnings per share prior to 1995 are restated to reflect 5%
stock dividends in 1995


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
				RESULTS OF OPERATIONS

		This filing contains forward-looking statements, which involve risks and uncertainties.  The Company's actual future results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause a difference include, but are not limited to, loan demand, deposit withdrawals, interest rates, particularly the spread between loan rates and deposit rates, the effect of the Southern California economy and real estate values, and other general business risks.


Financial Condition

		The Company experienced continued asset growth in 1997.  Total assets were
$242.3 million as of December 31, 1997, an increase of $23.5 million or 10.7%
from the $218.8 million as of December 31, 1996.  Total assets increased $10.9 million or 5.3% in 1996.

		Total interest-earning assets were $200.0 million as of December 31, 1997, an increase of $15.3 million or 8.3% from the $184.7 million as of December 31,
1996.  Total interest-earning assets increased $15.5 million or 9.1% in 1996.
The Company continues to focus its efforts on originating quality loans.  Much of the increase in the loan portfolio was funded from the sales and maturities of investment securities and to a lesser extent by the increase in deposits.

 		The investment securities portfolio was $18.2 million as of December 31,
1997, a decrease of $21.8 million or 54.6% from the $40.0 million as of December
31, 1996.  The investment securities portfolio increased $0.4 million or 1.1% in
1996.  The decrease in 1997 resulted from the sale and maturity of investment securities.  The Company did not purchase investment securities in 1997 due to the flat yield curve.  Thus funds that in the past might have been used to purchase investment securities were kept in federal funds sold.  The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold.  Generally, mortgage backed securities are classified as held-to-maturity and U.S. Treasury and Agency securities are classified as available-for-sale.  The market values increased slightly in 1997 resulting from a slight decrease in short-term and long-term interest rates.

		The loan portfolio was $131.2 million as of December 31, 1997, an increase of $12.2 million or 10.3% from the $119.0 million as of December 31, 1996.  The loan portfolio increased $6.3 million or 5.6% in 1996.  The increase in 1997 resulted from increased loan demand, primarily SBA lending on commercial real estate.  The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $218.8 million as of December 31, 1997, an increase of
$20.4 million or 10.3% from the $198.4 million as of December 31, 1996.  Total deposits increased $9.4 million or 5.0% in 1996.  Deposit increases between years reflect general increases in balances maintained by large depositors.


Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, and loan principal reductions.

		The loan-to-deposit ratio was 60.0% at both December 31, 1997 and 1996.  The ratio of liquid assets (cash, cash due from banks, interest-bearing deposits at financial institutions, federal funds sold, and investments with maturities of one year or less) to demand deposits was 44.5% and 30.8% as of December 31, 1997 and 1996, respectively.  The increase of the liquid asset ratio resulted from the increase in federal funds sold and cash due from banks.  Cash was invested in federal funds sold in lieu of purchases of longer term investment securities due to the flat yield curve.

		The Company has a relatively stable and significant base of core deposits.
Thus, the Company has not used brokered deposits and avoids using other wholesale, highly rate-sensitive, short-term funds.  The Company had five customers with an aggregate deposit of $28.1 million as of December 31, 1997.

		Other funding sources available to the Company include reduction of its federal funds sold, sale of its available for sale securities, increasing deposits, and borrowing on its established credit resources.  The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.  The Company had unpledged securities of $12.4 million as of December 31, 1997.  Liquidity needs can also be met through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank.  The Company has established Federal Funds borrowing lines with various banks up to $3.0 million.  The Company has yet to use these facilities.  The Company is currently negotiating with an additional borrowing source.

		Management believes the Bank has sufficient liquidity to meet its loan commitments, deposit withdrawals and operating costs.


Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution.  The Bank is subject to various regulatory capital requirements.  The Bank must meet specific capital guidelines that involve qualitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Tier I capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio.
Total capital is defined as Tier I capital plus the allowance for credit losses, subject to certain limitations.  The table below sets forth the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based,
Tier I risk-based and Tier I leverage.  The Bank's capital ratios exceeded the
"well capitalized" threshold prescribed in the rules of its principal federal regulator as of December 31, 1997.

                                                                    To Be Well
                                                                   Capitalized
                											                               For      Under Prompt
                                       											      Capital     Corrective
									                           	                   Adequacy      Action
   		                                 						Actual	     Purposes    Provisions
                                 								Amount	Ratio	Amount	Ratio	Amount	Ratio
									                                        	(dollars in thousands)
December 31, 1997
Total capital (to risk-weighted assets)	$22,563	13.9%	$12,962	8.0%	$16,202	10.0%
Tier I capital (to risk-weighted assets)	20,982	13.0%	  6,481	4.0%	  9,721 	6.0%
Tier I capital (to average assets)		     20,982 	9.0%	  9,368	4.0%	 11,710	 5.0%

December 31, 1996
Total capital (to risk-weighted assets)	$19,937	13.3%	$11,993	8.0%	$14,991	10.0%
Tier I capital (to risk-weighted assets)	18,568	12.4%	  5,996	4.0%  	8,995	 6.0%
Tier I capital (to average assets)	     	18,568 	8.3%	  8,907	4.0% 	11,134 	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of December 31, 1997.  The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.


Results of Operations

		Total interest income was $16.9 million in 1997, an increase of $1.0 million
or 6.1% from the $15.9 million in 1996.   Total interest income in 1996
decreased $0.7 million or 4.1% from the $16.6 million in 1995.  The average interest-earning assets were $185.1 million in 1997, an increase of $2.1 million, or 1.2% from the $183.0 million in 1996.  The average interest-earning assets  in 1996 increased $6.3 million or 3.6% from the $176.7 million in 1995.
The average yield increased in 1997 by 0.4% over 1996 and decreased in 1996 by
0.7% from 1995.  The increase in interest income in 1997 resulted from a larger average interest-earning assets and a generally higher short-term interest rate environment.  A lower general interest rate environment existed in 1996.

		Interest income on loans was $13.7 million in 1997, an increase of $2.0 million or 16.9% from the $11.7 million in 1996.  Total interest income on loans in 1996 decreased $1.2 million or 9.6% from the $13.0 million in 1995.  The increase in 1997 resulted from the increase in the average loan portfolio during
1997 in spite of lower long-term interest rates as compared to 1996.  The average loan portfolio was $129.6 million in 1997, an increase of $21.3 million or 19.6% from the $108.3 million in 1996.  The yield on the loan portfolio was
10.6% in 1997, a decrease of 0.2% from the 10.8% in 1996.  The average loan portfolio in 1996 decreased $4.9 million or 4.3% from the $113.2 million in
1995.  The increase in the average loan portfolio resulted from increased loan demand during 1997 over 1996.  The yield on loans changes with the movements in the prime rate as approximately 72% of the loan portfolio are based on variable rates.

		Interest income on securities was $1.6 million in 1997, a decrease of $1.0 million or 40.1% from the $2.6 million in 1996.  Interest income on securities in 1996 increased $0.1 million or 6.3% from the $2.5 million in 1995.  The decrease in interest income on securities in 1997 resulted from the decrease in the average investment securities portfolio.  The average balance of securities was $26.1 million in 1997, a decrease of $18.8 million or 41.8% from the $44.9 million in 1996.  The yield on securities was 6.0% in 1997, an increase of 0.2%
from the 5.8% in 1996.  The increase in interest income from securities in 1996 resulted from the slight increase in the average balance of securities and slightly higher yields.  The average balance of securities in 1996 increased
$1.9 million or 4.3% from the $43.1 million in 1995.  The yield on securities increased 0.1% in 1996 from 1995.

		Interest income on federal funds sold remained constant at $1.6 million in
1997 and 1996.  Interest income on federal funds sold in 1996 increased $0.4 million or 35.7% from the $1.1 million in 1995.  The interest income on federal funds sold remaining constant resulted from a decrease in the average balance of federal funds sold and offset by a slight yield increase in 1997.  The average balance in federal funds sold was $29.4 million in 1997, a decrease of $0.4 million or 1.2% from the $29.7 million in 1996.  The yield on federal funds sold was 5.4% in 1997, an increase of 0.2% from the 5.2% in 1996.  The increase in
1996 was due to increased average balances from 1995.  The average balance in federal funds sold in 1996 increased by $9.4 million or 45.9% from the $20.4 million in 1995.

		Interest expense was $3.4 million in 1997, a decrease of $0.1 million or
4.7% from the $3.5 million in 1996.  The decrease resulted from a decrease in interest-bearing deposits in spite of a very slight increase in deposit rates.
The average interest-bearing deposits were $122.8 million in 1997, a decrease of
$7.2 million or 5.5% from the $130.0 million in 1996.  The average rate paid on such deposits was 2.7% in 1997, an increase of 0.02% in 1997.  Interest was $3.5 million in 1996, an increase of $0.4 million or 12.0% from the $3.1 million in
1995.  The 1996 increase resulted from an increase in the average rate paid and the average interest-bearing deposits.  The rate increase in 1996 was 0.20% over the 2.5% in 1995.  The average interest-bearing deposits in 1996 increased $4.8 million or 3.8% from the $125.2 million in 1995.

		The provision for credit losses was $140,000, $205,000 and $320,000 in 1997,
1996 and 1995, respectively.  The decreased provision in 1997 from 1996 and 1995 reflect a higher quality loan portfolio resulting from an improved local economy in Orange County.  The Company also experienced increased recoveries in 1997 on amounts previously charged-off.  These recoveries offset the need for additional
provision.   Management believes that the current allowance for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook for 1998 is promising.  However, assurance cannot be made as to its realization and, accordingly, future provisions for credit losses cannot be estimated at this time.  See Note 1 in the Notes to Consolidated Financial
Statements.

		Other income was $3.7 million in 1997, an increase of $1.0 million or 36.6%
from the $2.7 million in 1996.  The 1997 increase resulted from increased gains on the sale of SBA loans and increased service charges on deposits.  Other income in 1996 decreased $0.1 million or 2.4% from the $2.8 million in 1995.
The 1996 decrease resulted from a decline in gains on loan sales in 1996 as compared to 1995.

		Other expenses were $11.8 million in 1997, an increase of $0.3 million or
2.0% from the $11.5 million in 1996.  Other expenses in 1996 decreased $0.7 million or 5.3% from the $12.2 million in 1995.  The 1996 decrease resulted from lower FDIC insurance costs and lower other real estate owned expenses.

		Provision for income taxes was $2.1 million in 1997, an increase of $1.0 million or 84.6% from the $1.1 million in 1996.  The 1997 increase results from the Company income tax provision computed at the full tax rate on higher pretax earnings, without a reduction of the valuation allowance on the deferred tax asset.  The pretax earnings were $5.3 million in 1997, an increase of $2.0 million or 58.7% from the $3.3 million in 1996.  A reduction of the valuation allowance on the deferred tax asset lowered the fully taxable amount $0.2 million in 1996.  The provision for income taxes in 1996 decreased $0.1 million or 3.7% from the $1.2 million in 1995.  The decrease in 1996 resulted from lower pretax earnings and a smaller reduction of the Company's valuation allowance on the deferred tax asset.  The deferred tax asset valuation reduction in 1996 decreased $0.3 million from the $0.5 million in 1995.  In 1996 and 1995, management determined that portions of the valuation allowance were no longer necessary as the deferred tax assets are considered to be more likely than not to be realized.  Accordingly, the provision for income taxes is less than the amount computed at the federal statutory rate in 1996 and 1995.  See Note 8 in the Notes to Consolidated Financial Statements.  The provisions in FASB
Statement No. 109 and the effect of alternative minimum tax have the potential for producing, under certain conditions, significant distortions in future income tax provisions and the effective tax rate.

		Net earnings were $3.2 million in 1997, an increase $1.0 million or 45.3%
from the $2.2 million in 1996.  The increase in 1997 resulted from increased interest income of $1.0 million and gains on sales of loans of $0.8 million, and offset by increases in taxes of $1.0 million.  The decrease in 1996 resulted from decreased interest income of $1.0 million, increase interest expense of
$0.4 million and offset by reductions in other expenses of $0.7 million.   While
management is optimistic about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.


Off-Balance Sheet Analysis

		The contractual amounts associated with certain financial transactions are not recorded as assets or liabilities on the balance sheet.  Off-balance sheet treatment is generally considered appropriate either where exchange of the underlying asset or liability has not occurred or is not assured, or where contractual amounts are used solely to determine cash flows to be exchanged.

		The Company's off-balance sheet financial instruments consist of commitments to extend credit and standby letters of credit.  A majority of these commitments are with variable interest rates.  Additional information about off-balance sheet financial instruments is provided in Note 9 of Notes to Consolidated
Financial Statements.


Interest Rate Sensitivity

		The Company uses asset liability management on its balance sheet to minimize the exposure of interest rate movements on its net interest income.  The principal function of asset liability management is to manage the interest rate risk in the balance sheet by maintaining a proper balance, match and mix between rate-sensitive interest-earning assets and rate-sensitive interest-bearing liabilities.  The term "rate-sensitive" refers to those assets and liabilities that are "sensitive" to fluctuations in interest rates.  When interest rates fluctuate, earnings may be affected in many ways as the interest rates of assets and liabilities change at different times or by different amounts.

		The Company minimizes its interest rate risk in the balance sheet by emphasizing the origination of variable interest rate loans that have the ability to reprice overnight and maintaining a high volume of federal funds sold to offset the deposits that may potentially reprice overnight.

		A repricing gap is the difference between total interest-earning assets and total interest-bearing liabilities available for repricing during a given time
interval.  	A positive repricing gap exists when total interest-earning assets exceed total interest-bearing liabilities within a repricing period and a negative repricing gap exists when total interest-bearing liabilities are in excess of interest-earning assets within a repricing period.

		Generally, a positive repricing gap increases net interest income in a rising rate environment and decreases net interest income in a falling rate environment.  A positive repricing gap may increase net interest income in a falling rate environment depending on the amount of the excess repricing gap and extent of the drop in interest rates.  A negative repricing gap tends to increase net interest income in a falling rate environment and decrease net interest income in a rising rate environment.  The net interest income of the
Company will benefit from a rising rate environment based on the positive repricing gap.

		The following table displays the repricing period for interest-earning assets and interest-bearing liabilities and the related repricing gap as of
December 31, 1997:

                                            												After one
									                       Due within  Due within 	but within   	After
								                      		0-3 months	 4-12 months	five years	five years
                              											     (dollars in thousands)

Interest-earning assets (1)		   	$147,999    	$ 3,152    	$25,034  	 $23,821
Interest-bearing liabilities			  	118,397     	 6,035  	    1,191         -

Repricing gap			              			  29,602     	(2,883)    	23,843   	 23,821

Cumulative repricing gap	    			 $ 29,602    	$26,719    	$50,562   	$74,383

Cumulative gap as a percent of
 earning assets	                 		14.8%      	13.4%      	25.3%     	37.2%


(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.


		The Company had available-for-sale securities of $9.1 million recorded at market value as of December 31, 1997.  The available-for-sale securities consist of medium-term government agency notes.  The Company also had held-to-maturity securities of $9.0 million recorded at amortized cost as of December 31, 1997.
The held-to-maturity securities are collateralized mortgage obligations that may be repaid without penalties.  The value of these securities is subject to fluctuation based upon current long-term interest rates.

		The Company had $148.0 million of interest-earning assets and $102.9 million of interest-bearing demand and savings deposits as of December 31, 1997 that are able to reprice overnight.

		The estimated effect on net interest income for a 10% decrease from prevailing interest rates over a one-year period would be a decline of approximately $1.0 million.


Impact of Inflation and Changing Prices

		The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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


Year 2000 Issue

		The Company is currently conducting a comprehensive review of its computer, including third-party vendors, and environmental systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation and monitoring plan to resolve the issue.  The Year 2000 is the result of computer programs being written using two digits (rather than four) to define the applicable year.  Any of the vendor programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year
2000.  This could result in a major system failure or miscalculations.  The
Company presently believes that, with modifications to existing vendor software and upgrading to new software packages, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.  The Company also believes the costs of these modifications and upgrading will not have a material adverse impact on its results of operations.  However, if such modifications and upgrades are not completed timely, the Year 2000 may have a material impact on the operations of the Company.


Effect of FASB Statements

		During 1997, the Company adopted Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes APB Opinion No. 15.
SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market.  The Company is required to present basic and diluted earnings per share amounts.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common instruments unless the effect is to reduce a loss or increase the earnings per common share from continuing operations.  The Company initially adopted SFAS 128 for its annual and interim periods ended December 31, 1997.
The reported earnings per share for 1996 and 1995 have been restated to conform to SFAS 128.  The weighted-average shares outstanding used to compute dilutive earnings per share included incremental shares from options of 38,365; 7,658;
and 9,674 for the years ended December 31, 1997, 1996 and 1995, respectively.

		In June 1997, FASB issued Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income" ("SFAS 130").  SFAS 130 requires an entity to include a statement of comprehensive income in its full set of general-
purpose financial statements.  Comprehensive income consists of the net earnings or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from non-owner sources.  SFAS 130 is effective for years beginning after December 15,
1997 and will require statements of comprehensive income for earlier years to be presented for comparative purposes.

		In June 1997, FASB issued Statement of Financial Accounting Standards No.
131, "Disclosures About Segments of an Enterprise and Related Information"
("SFAS 131").  SFAS 131 requires a publicly-held entity to disclose financial and descriptive information about all of its operating segments.  SFAS 131 will require disclosure of net earnings or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity.  SFAS 131 will also require disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined.  SFAS 131 is effective for years beginning after December 15, 1997 and will require comparative information of earlier years presented to be restated.  The Company has not determined if the adoption of SFAS 131 will require it to report segment information.

		Management does not believe the application of the Statements to transactions of the Bank that have been typical in the past will materially affect the Bank's financial position and results of operations.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		The consolidated financial statements of the Company follow on pages
F-1 to F-24.  The Independent Auditor's Report is set forth on Page F-1.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
				AND FINANCIAL DISCLOSURES

  None


PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		For information concerning the directors and executive officers of the Bancorp, see "Election of Directors" included in the Bancorp's definitive proxy statement ("Proxy Statement"), which information is incorporated by reference. The Proxy Statement will be filed with the SEC within the time period specified by General Instruction G to Form
10-K.


ITEM 11.	EXECUTIVE COMPENSATION

		For information concerning management remuneration, see "Executive Compensation" included in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
				MANAGEMENT

		For information concerning security ownership of beneficial owners and management, see "Stock Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		For information concerning related party transactions, see "Certain
Transactions" included in the Proxy Statement, which information is incorporated herein by reference.


PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		The following financial statements of the Company and subsidiary are
included in this Form 10-K.   Page number references follow:


				Independent auditor's report					                                      F-1

				Consolidated balance sheets as of December 31, 1997 and 1996		         F-2

				Consolidated statements of earnings for the three years ended
    December 31, 1997     		                                        							F-3

				Consolidated statements of stockholders' equity for the three years
    ended December 31, 1997		                                         					F-4

				Consolidated statements of cash flows for the three years ended
    December 31, 1997		                                             							F-5

				Notes to consolidated financial statements			                 	F-6 to F-24



				Schedules

						All schedules are omitted as the information is not required, is not material, or is otherwise furnished.



				Exhibits

						See Index to exhibits at Page 39 of this Form 10-K



				Reports on Form 8-K

		The Company did not file reports on Form 8-K during the quarter ended December 31, 1997.

Signatures

		Pursuant to the requirements of Section 13 or 25(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		ORANGE NATIONAL BANCORP




By:		/s/ KENNETH J. COSGROVE		             	Date:    	MARCH 18, 1998
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/ ROBERT W. CREIGHTON		    	         Date:    MARCH 18, 1998
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/ JERRO M. OTSUKI                 			Date:    	MARCH 18, 1998
		 Jerro M. Otsuki, Vice President
		 and Controller









Signatures

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant in the capacities and on the dates indicated.



		ORANGE NATIONAL BANCORP




			/s/ MICHAEL W. ABDALLA			              	 MARCH 18, 1998
		 Michael W. Abdalla				                   Date
		 Director


			/s/ MICHAEL J. CHRISTIANSON				          MARCH 18, 1998
		 Michael J. Christianson			               Date
		 Director


			/s/ KENNETH J. COSGROVE				              MARCH 18, 1998
		 Kenneth J. Cosgrove				                  Date
		 Director


			/s/ ROBERT W. CREIGHTON				              MARCH 18, 1998
		 Robert W. Creighton				                  Date
		 Director


			/s/ CHARLES R. FOUGLER	              			 MARCH 18, 1998
		 Charles R. Foulger				                   Date
		 Director


			/s/ GERALD R. HOLTE	                 			 MARCH 18, 1998
		 Gerald R. Holte				                      Date
		 Director


			/s/ JAMES E. MAHONEY	                			 MARCH 18, 1998
		 James E. Mahoney				                     Date
		 Director


			/s/ WAYNE F. MILLER				                  MARCH 18, 1998
		 Wayne F. Miller				                      Date
		 Director


			/s/ SAN E. VACCARO					                  MARCH 18, 1998
		 San E. Vaccaro				                       Date
		 Director


INDEX TO EXHIBITS


Exhibit No.

	3.1		Registrant's Articles of Incorporation - filed as exhibit 3 to the
Registrant's Registration Statement on Form S-4, File No. 33-8743, and
are hereby incorporated by reference.

	3.2		Registrant's Bylaws - filed as exhibit 3.1 to the Registrant's
Registration Statement on Form S-1, File No. 33-13162, are hereby incorporated by reference.

	10.1	Material contracts of the Bank were each filed as exhibits 10, 10.1,
10.3, 10.4, and 10.5 to the Registrant's Registration Statement on Form
S-4, File No. 33-8743, and are hereby incorporated by reference.
	10.6	Lease of Bank premises located at 1800 West Katella Avenue, Orange,
California.
	10.7	Lease of Bank premises located at 7510 East Chapman Avenue, Orange,
California.
	10.8	Lease of Bank premises located at 800 Glenneyre, Laguna Beach,
California.
	10.9	Lease of Bank premises located at 25255 Cabot Road, Laguna Hills,
California.
	10.10	Lease of Bank premises located at 1249 East Katella Avenue, Orange,
California.
	10.11	Deferred fee agreement of the Bank with Kenneth J. Cosgrove.
	10.12	Deferred fee agreement of the Bank with Robert W. Creighton.
	10.13	Deferred fee agreement of the Bank with Charles R. Fougler.
	10.14	Deferred fee agreement of the Bank with San E. Vaccaro.
	10.15	Deferred fee agreement of the Bank with James E. Mahoney.
	10.16	Deferred fee agreement of the Bank with Gerald R. Holte.
	10.17	Salary continuation agreement of the Bank with Kenneth J. Cosgrove.
	10.18	Salary continuation agreement of the Bank with Robert W. Creighton.
	10.19	Deferred compensation agreement of the Bank with Kenneth J. Cosgrove.
	10.20	Employment contract of the Bank with Kenneth J. Cosgrove.
	10.21	Employment contract of the Bank with Robert W. Creighton.
	10.22	Employment contract of the Bank with Frank A. DelGiorgio.

	21		Subsidiary of the Registrant - Orange National Bank, a National Banking
Association.

 23		Consent of Independent Accountants, page 40.

	27		Financial Data Schedule.

EXHIBIT 23.1


CONSENT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
Orange National Bancorp
Orange, California



		We hereby consent to the incorporation by reference in the Registration
Statement on Forms S-8, dated August 20, 1993, and January 22, 1998, of Orange
National Bancorp of our report dated January 16, 1998, appearing in Item 8 in this Annual Report on Form 10-K.





McGLADREY & PULLEN, LLP



Anaheim, California
March 18, 1998





INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Orange National Bancorp
Orange, California


We have audited the accompanying consolidated balance sheets of Orange National Bancorp and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange National Bancorp and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described more fully in Note 1 to the consolidated financial statements, the Company changed its definition of cash and cash equivalents during the year ended December 31, 1997.



McGLADREY & PULLEN, LLP



Anaheim, California
January 16, 1998



ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996



                                    										       1997	        1996
                     										                   (dollars in thousands)

Assets
Cash and cash equivalents (Note 2):			           	$ 81,147   	$  46,436
Securities (Note 3):
	Held-to-maturity securities (fair value
  of $8,972 in 1997
		and $10,844 in 1996)			                           	9,037      	10,937
 	Available-for-sale securities 	 		                	9,146      	29,073
Loans, net of allowance for credit losses
 of $1,581 in 1997
	and $1,369 in 1996 (Notes 4, 5 and 12) 	 		      	131,189	     118,991
Premises and equipment, net (Note 6) 				            5,057       	5,213
Other real estate owned, net (Note 5) 	 			            126       	2,446
Accrued interest receivable 	 		                      	985       	1,352
Cash value of life insurance 	                    			4,808       	3,717
Other assets  (Note 8)	                      			       784	         680

  									                                      	$242,279	    $218,845


Liabilities
Deposits (Note 7) 	 	                         	 	 $218,792    	$198,364
Accrued interest payable and other liabilities 			   1,901   	    1,525

			Total liabilities			                           	220,693     	199,889

Commitments and Contingencies (Notes 10 and 11)	      		-           	-

Stockholders' Equity (Notes 10, 11 and 13)
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 1,970,046 in 1997
  and 1,952,671 in 1996                           			7,864       	7,676
	Retained earnings  			                            	13,778      	11,403
	Unrealized (loss) on available-for-sale
  securities, net (Note 3)                    		       (56)	       (123)

			Total stockholders' equity 	 			                 21,586    	  18,956

                                        										$242,279    	$218,845











See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 1997, 1996 and 1995



					                                				     1997	     1996	     1995
     									                        (in thousands, except per share data)

Interest Income
	Loans				                                		$13,686  	$11,712  	$12,954
	Securities		                              			1,573    	2,627    	2,471
	Federal funds sold                      			  1,598  	  1,555	    1,146

			Total interest income                  			16,857	   15,894   	16,571

Interest Expense, deposits 	              		  3,353  	  3,519	    3,141

			Net interest income                    			13,504   	12,375   	13,430

Provision for Credit Losses (Note 5) 			        140	      205	      320

			Net interest income after
    provision for credit losses            		13,364   	12,170   	13,110

Other Income (Note 9)		                      	3,707	    2,713    	2,781

Other Expenses (Notes 9 and 10)		           	11,776   	11,547   	12,188

			Earnings before income taxes		            	5,295    	3,336    	3,703

Provision for Income Taxes (Note 8) 			       2,097  	  1,135  	  1,179

			Net earnings (Note 11)	               		 $ 3,198  	$ 2,201  	$ 2,524






Basic earnings per share	               		  $  1.63 	 $  1.13  	$  1.31

Weighted average number of common shares
 outstanding (in thousands)		                 1,961  	  1,944  	  1,932


Diluted earnings per share			               $  1.60  	$  1.13  	$  1.30

Weighted average number of common shares
 and diluted potential
 common shares (in thousands)		               2,000  	  1,951	    1,941






See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995



                                               										Unrealized
                                               										Gain (Loss)
                                                										Available-
							               	          Common Stock  	Retained  	For-Sale
                  							        Shares	Amount 	Earnings  Securities   Total
                                       (in thousands, except share data)

Balance, December 31, 1994      	1,839 	$6,848 	 $8,514	    $(580) 	  $14,782

Net earnings		                     	-      	-    	2,524       	-       	2,524
Cash dividend paid ($.25 per share) -      	-     	(474)      	-        	(474)
Stock dividend paid (5% per share)	 92    	644    	(644)      	-          	-
Exercise of stock options	           3     	18      	-        	-          	18
Net change in unrealized (loss)
	on available-for-sale
	securities (Note 3) 	              -       - 	      -       	411	        411

Balance, December 31, 1995      	1,934  	7,510   	9,920     	(169)    	17,261

Net earnings	                     		-      	-    	2,201       	-       	2,201
Cash dividend paid ($.37 per share)	-      	-     	(718)      	-        	(718)
Exercise of stock options          	19    	166      	-        	-         	166
Net change in unrealized gain
	(loss) on available-for-sale
	securities (Note 3) 	              -       -        -      	  46	         46

Balance, December 31, 1996      	1,953  	7,676  	11,403     	(123)    	18,956

Net earnings                     	 	-      	-    	3,198       	-       	3,198
Cash dividend paid ($.42 per share) -      	-     	(823)      	-        	(823)
Exercise of stock options          	17    	188      	-        	-         	188
Net change in unrealized gain
	(loss) on available-for-sale
	securities (Note 3) 	              - 	     -        -      	  67	         67

Balance, December 31, 1997      	1,970 	$7,864 	$13,778     	$(56)   	$21,586













See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995



                                        									     1997	    1996     1995
                  		                                  (dollars in thousands)

Cash Flows from Operating Activities
	Net earnings				                                  $  3,198  $ 2,201  $ 2,524
	Adjustments to reconcile net earnings to net cash
		provided by operating activities:
		Depreciation and amortization 		                     	504     	537    	 535
		Provision for credit losses 		                       	140     	205     	320
		Deferred income taxes (benefits) 		                 	(111)	    (78)   	(309)
		(Gain) on sale of loans 		                        	(1,374)   	(560)  	 (755)
		Provision for losses on other real estate owned		      11     	160     	304
		Proceeds from loan sales 		                       	19,264   	5,984   	5,429
		Origination of loans held for sale 		            	(17,890) 	(5,424) 	(4,674)
		(Increase) decrease in other assets 			               374    	(615)    	287
		Gain on cash value of life insurance		              	(219)   	(183)    	(23)
		Increase in other liabilities 			                     376	     435	     399

			Net cash provided by operating activities 		       4,273    2,662    4,037

Cash Flows from Investing Activities
	Proceeds from maturities of
  held-to-maturity securities	                       	1,909   	1,542  	 4,400
	Purchase of available-for-sale securities	            		-  	(38,482) (16,884)
	Proceeds from sales and maturities of
  available-for-sale securities                     	19,986  	36,565  	14,748
	Net increase in loans made to customers 		        	(11,460) 	(7,274) 	(3,262)
	Purchase of life insurance policies		                	(872)     	-   	(3,515)
	Proceeds from sale of other real estate owned		      1,431   	1,396     	841
	Purchases of bank premises and equipment 	      	     (349)    (223)    (675)

			Net cash provided by (used in)
    investing activities 	                        	  10,645	  (6,476)  (4,347)

Cash Flows from Financing Activities
	Net increase (decrease) in deposits 		             	20,428   	9,372	  (1,414)
	Proceeds from exercise of stock options			             188     	166      	18
	Dividends paid			                                     (823)	   (718)    (474)

			Net cash provided by (used in)
  	 financing activities                        	 	  19,793	   8,820	  (1,870)

			Increase (decrease) in cash and cash equivalents 	34,711   	5,006 	 (2,180)

Cash and cash equivalents at beginning of year		     46,436	  41,430	  43,610

Cash and cash equivalents at end of year			         $81,147	 $46,436 	$41,430






See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

	Principles of consolidation and basis of presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp and its wholly-owned subsidiary Orange National Bank ("Bank").
These entities are collectively referred to herein as the Company.  The Bank provides a full range of banking services to its commercial and consumer customers through six branches located in Orange County, California.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation.

	Use of estimates in the preparation of financial statements

		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

	Cash and cash equivalents

		In prior years, the Company had included cash on hand, cash due from banks and time deposits in its definition of cash and cash equivalents for purposes of balance sheet presentation and reporting the statement of cash flows.  During the year ended December 31, 1997, the Company changed its definition of cash and cash equivalents to also include federal funds sold.  This change in definition was made to report the statement of cash flows on a basis consistent with the
Company's cash management policy.  As required by generally accepted accounting principles, the prior year's balance sheet and statements of cash flows have been restated to conform to the new definition of cash and cash equivalents.  In those prior statements, federal funds sold were reported separately in the balance sheet and in the investing activities in the statements of cash flows.

	Held-to-maturity securities

		Securities classified as held-to-maturity are those debt securities the
Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost adjusted for amortization of premiums and accretion of discounts, computed using the interest method over their contractual lives.  The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

	Available-for-sale securities

		Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available-for-sale are carried at fair value.
Unrealized gains or losses, net of the related deferred tax effect, are reported as increases or decreases in stockholders' equity.  Realized gains or losses, computed using the cost of the specific securities sold, are included in earnings.

	Securities transfers

		Transfers of debt securities into the held-to-maturity classification from the available-for-sale classification are made at fair value on the date of transfer.  The unrealized holding gains or losses on the date of transfer are retained as a separate component of stockholders' equity and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining contractual lives of the securities using the interest method.

	Loans

		Loans are stated at the amount of unpaid principal reduced by undisbursed loan funds, unearned loan fees and allowance for credit losses.  Interest on loans is accrued as earned using the simple-interest method on principal amounts
outstanding, only if deemed collectible.  	Loan origination and commitment fees
together with certain direct loan origination costs are deferred, and the net deferral amount is amortized as an adjustment to the yield on loans over their contractual lives.  Collateral is obtained on substantially all loans.  Such collateral is primarily first trust deeds on property.

		The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, generally at 90 days past due.  When an interest accrual is discontinued, all unpaid accrued interest is reversed.  Generally, interest income is not subsequently recognized until all principal and interest amounts are received, and future principal and interest payments are expected to be collected.

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

	Allowance for credit losses

		The allowance for credit losses is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions.  In addition, the Office of the Comptroller of the Currency, as an
integral part of their examination process, periodically reviews the Company's allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

	Sale of loans

		The Company sells the guaranteed portion of small business administration loans in the secondary market to provide funds for additional lending and to generate servicing income.  Under such agreements, the Company continues to service the loans and the buyer receives the principal collected together with interest.  Loans held for sale are valued at the lower of cost or market value.

		Gains and losses on sales of loans are calculated on a predetermined formula in compliance with Statement of Financial Standards No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("SFAS 125") based on the difference between the selling price and the book value of the loans sold.  Any inherent risk of loss on loans is transferred to the buyer at the date of sale on the portion of the loan sold.  However, the
Company maintains the risk on the portion retained.

		The Company has issued various representations and warranties associated with the sale of loans.  These representations and warranties may require the
Company to repurchase loans for a period of 90 days after the date of sale as defined per the applicable sales agreement.  The Company did not experience losses during the years ended December 31, 1997 and 1996 regarding these representations and warranties.

	Premises and equipment

		Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives:  Buildings and leasehold improvements - 4 to
28 years; furniture and equipment - 3 to 10 years.  Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements.

	Other real estate owned

		Other real estate owned ("OREO") represents properties acquired through foreclosure or other proceedings.  OREO is held for sale and is recorded at the lower of the carrying amounts of the related loans or the estimated fair value of the properties less estimated costs of disposal.  Any write-down to estimated fair value less cost to sell at the time of transfer to OREO is charged to the allowance for credit losses.  Properties are evaluated regularly by management with any further reductions of the carrying amount to the estimated fair value less estimated costs to dispose charged to the reserve for OREO losses as necessary.  Depreciation is recorded on each OREO after such properties have been owned for one year.  Depreciation and additions to or reductions from valuation allowances are recorded in income.

	Income taxes

		Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	Stock-based compensation

		The Company has adopted Statement of Financial Accounting Standards No. 123
"Accounting for Stock-Based Compensation" ("SFAS 123"), as of January 1, 1996.
SFAS 123 establishes financial accounting and reporting standards for stock-
based compensation plans.  The Company has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related
Interpretations, as SFAS 123 permits, and to follow the pro forma net earnings, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123.

	Earnings per share

		During 1997, the Company adopted Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes APB Opinion No. 15.
SFAS 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market.  The Company is required to present basic and diluted earnings per share amounts.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common instruments unless the effect is to reduce a loss or increase the earnings per common share from continuing operations.  The Company initially adopted SFAS 128 for its annual and interim periods ended December 31, 1997.
The reported earnings per share for 1996 and 1995 have been restated to conform to SFAS 128.  The weighted-average shares outstanding used to compute dilutive earnings per share included incremental shares from options of 38,365; 7,658;
and 9,674 for the years ended December 31, 1997, 1996 and 1995, respectively.

	Current accounting developments

		In June 1997, FASB issued Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income" ("SFAS 130").  SFAS 130 requires an entity to include a statement of comprehensive income in its full set of general-
purpose financial statements.  Comprehensive income consists of the net earnings or loss of the entity plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from non-owner sources.  SFAS 130 is effective for years beginning after December 15,
1997 and will require statements of comprehensive income for earlier years to be presented for comparative purposes.

		In June 1997, FASB issued Statement of Financial Accounting Standards No.
131, "Disclosures About Segments of an Enterprise and Related Information"
("SFAS 131").  SFAS 131 requires a publicly-held entity to disclose financial and descriptive information about all of its operating segments.  SFAS 131 will require disclosure of net earnings or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity.  SFAS 131 will also require disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined.  SFAS 131 is effective for years beginning after December 15, 1997 and will require comparative information of earlier years presented to be restated.  The Company has not determined if the adoption of SFAS 131 will require it to report segment information.


Note 2.	Cash and cash equivalents

		Cash and cash equivalents consisted of the following as of December 31:


										                                          1997	     1996
                 										                    (dollars in thousands)

	Cash on hand			                               		 $ 1,827  	$ 1,330
	Cash due from banks		                           		27,820   	18,206
	Time deposits			                                    		-       	100
	Federal funds sold			                            	51,500   	26,800

								                                        		$81,147  	$46,436


		The Company maintains amounts due from banks that exceed federally insured limits.  In addition, federal funds sold were placed with two financial institutions.  The Company has not experienced any losses in such accounts.

		The Company is required to maintain a reserve balance in cash or on deposit with the Federal Reserve Bank.  The required and actual reserve balances maintained were $4,973,000 and $6,962,000 as of December 31, 1997, respectively.


Note 3.	Securities

		Carrying amounts and fair values of held-to-maturity securities are summarized as follows as of December 31:

								                       Amortized 	Unrealized 	Unrealized   	Fair
              								            Cost	     Gains	      Losses	    Values
               									                  (dollars in thousands)

					1997
	Mortgage-backed securities	    	$9,037  	$     -      	$(65)     	$8,972

					1996
	Mortgage-backed securities		   $10,937  	$     -      	$(93)    	$10,844


		Held-to-maturity securities pledged as collateral on public deposits and treasury, tax and loan payments had a carrying amount of $5,748,000 and
$4,004,000 at December 31, 1997 and 1996, respectively.


		Carrying amounts and fair values of available-for-sale securities are summarized as follows as of December 31:

                       								Amortized	 Unrealized 	Unrealized  	Fair
								                          Cost	      Gains      Losses	   Values
               									                  (dollars in thousands)

					1997
	U.S. Treasury securities
  and obligations
		of other U.S. Government
		corporations and agencies	    	$8,992      	$11       	$(27)   	$8,976
	Other		                     				   170     	  -        	  -     	   170

                         								$9,162      	$11       	$(27)   	$9,146

					1996
	U.S. Treasury securities
  and obligations
		of other U.S. Government
		corporations and agencies 	  	$28,992      	$44	      $(137)  	$28,899
	Other		                   				     174	       -  	        -   	     174

                        								$29,166      	$44      	$(137)  	$29,073


		The amortized cost and fair value of investment securities by contractual maturities as of December 31, 1997 are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties.
Therefore, these securities are not included  in the following maturity summary:


                                      Held-to-Maturity   Available-for-Sale
                               							Amortized 	Fair    	Amortized 	Fair
                        								        Cost   	Value       Cost   	Value
                  									                   (dollars in thousands)

	Due in one year or less		             $   -   	$   -    	$1,000  	$  993
	Due after one year through five years		   -       	-     	3,996   	3,991
	Due in six years through ten years		      -       	-     	1,000   	1,001
	Due after ten years		                     -       	-     	2,996   	2,991
	Mortgage-backed securities		           9,037   	8,972       	-       	-
	Other			                         			      -        -    	   170  	   170

	                               					 	$9,037  	$8,972   	$9,162  	$9,146


		Available-for-sale securities of $14,002,000, $20,999,000 and $14,847,000 were sold resulting in gross realized (losses) of $(9,000), $(24,000), and
($20,000) in 1997, 1996 and 1995, respectively.


Note 4.	Loans

		The Company's loan portfolio consisted of the following as of December 31:

                                       										       1997	      1996
                        										                  (dollars in thousands)
	Real estate loans
		Construction				                                   $    118  	$  1,412
		Commercial		                                     		  78,534  	  64,611

                                             										78,652    	66,023

	Commercial and industrial loans              			     	44,301    	44,766
	Loans to individuals			                              	10,586    	10,256
	Other								                                            122	       152
										                                            133,661   	121,197
	Deduct
		Unearned net loan fees and premiums			                	(891)     	(837)
		Allowance for credit losses				                      (1,581)	   (1,369)

									                                           	$131,189	  $118,991


	Impaired loans

		Information about impaired loans is as follows as of and for the years ended
December 31:

                                              										   1997	    1996
                      										                     (dollars in thousands)

	Impaired loans requiring
  a related allowance	for credit losses	                 	$1,067  	$  905
	Impaired loans not requiring
  a related allowance for credit losses	                 	   249	     180

					Total impaired loans			                             	$1,316  	$1,085

	Related allowance for loan losses				                    $  278	  $  268

	Average balance (based on month-end balances)			         $1,201  	$1,472

	Interest income recognized			                           	$  125  	$  140


		The Company is not committed to lend additional funds to debtors whose loans have been modified due to impairment.

		The Company had nonaccrual loans of $2,447,000 and $2,464,000 as of December
31, 1997 and 1996, respectively.  Interest income that would have been earned on such nonaccrual loans had such loans performed according to their loan terms would have been $325,000, $492,000 and $205,000 (earnings per share effect of
$0.17, $0.25 and $0.11) in 1997, 1996 and 1995, respectively.  Management estimates that certain nonaccrual loans, which are not classified as impaired, will ultimately be collected in full in accordance with the original terms.

	Loans serviced

		The Company services loans for others totaling $64,764,000 and $53,374,000 as of December 31, 1997 and 1996, respectively, which are not included in the accompanying consolidated balance sheets.

	Loan concentration

		The Company grants commercial, residential and consumer loans to customers, substantially all of whom are middle-market businesses or residents.  The
Company's business is concentrated primarily in Orange County, California, and its loan portfolio includes a significant credit exposure to the real estate industry and local economy of this area.  Real estate loans accounted for approximately 59% of total loans as of December 31, 1997.  Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally less than 75%.


Note 5.	Allowance for Credit Losses and Reserve for Other Real Estate Owned

		Activity of the allowance for credit losses is as follows:


                                   			 						   1997	   1996    1995
                              										       (dollars in thousands)

	Balance, beginning			                         $1,369	 $1,513 	$1,465
		Provision for credit losses			                  140    	205    	320
		Recoveries of amounts charged off			            138     	38    	115
		Amounts charged off			                          (66)	  (387)	  (387)

	Balance, ending		                            	$1,581	 $1,369	 $1,513


		Activity of the reserve for other	real estate owned is as follows:


                                          									1997  	1996 	 1995
                                										       (dollars in thousands)

	Balance, beginning                           		  	$252  	$301	 $  32
		Provision for losses on other real estate owned	  	11	   160   	303
		Disposal of other real estate owned		           	(246) 	(209)  	(34)

	Balance, ending		                                	$ 17  	$252  	$301


Note 6.	Premises and Equipment, net

		Premises and equipment are summarized as follows as of December 31:


                                            										   1997	    1996
										                                          (dollars in thousands)

	Land						                                           		$1,100  	$1,100
	Buildings and leasehold improvements				                4,531   	4,472
	Furniture and equipment				                             3,449   	3,242

                                               										9,080   	8,814
	Less accumulated depreciation and amortization			       4,023   	3,601

     									                                         	$5,057  	$5,213


Note 7.	Deposits

		Deposits are summarized as follows as of December 31:


                                            										   1997	      1996
                       										                     (dollars in thousands)

	Noninterest-bearing demand 	                      			 $ 93,169  	$ 77,829
	Interest-bearing:
		Demand			 		                                          	91,282    	92,176
		Savings			 	                                         		11,622    	10,935
		Time certificates of deposit of $100,000 or more		    	12,087     	8,809
		Other time	                                      				  10,632	     8,615

			Total deposits		                                  		$218,792  	$198,364


		Substantially all certificates of deposit mature within one year as of
December 31, 1997.  The Company had five customers with an aggregate deposit of
$28,095,000 as of December 31, 1997.


Note 8.	Income Taxes

		The cumulative tax effects of the primary temporary differences are shown in the following table:

                                              						 				  1997  	  1996
										                                             (dollars in thousands)
	Deferred tax assets
		Credit loss allowances				                              $  407	  $  316
		Deferred compensation accruals			                         	278     	215
		Interest accruals				                                       95      	90
		Acquired net operating loss carryforward			                 85      	85
		Unrealized loss on available-for-sale securities			         38      	88
		Other real estate allowance			                              	7     	105
		State income taxes				                                     204   	  136

				Total deferred tax assets			                          	1,114   	1,035

	Deferred tax liability, premises and equipment			           696   	  678

				Net deferred tax assets				                           $  418	  $  357


		The Company did not record a valuation allowance on deferred tax assets in excess of deferred tax liabilities at December 31, 1997 and 1996, as management believes that the net deferred tax assets, as of December 31, 1997 and 1996, are more likely than not to be realized.

		The provision for income taxes consisted of the following:


                                       									   1997	    1996	    1995
                                  										       (dollars in thousands)

	Current tax expense		                           	$2,208  	$1,213  	$1,488
	Deferred tax (benefit)			                          (111)	    (78)  	 (309)

                                         									$2,097  	$1,135  	$1,179


		The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income as follows:


                                         			 						   1997	    1996	   1995
                                    										        (dollars in thousands)

	Computed "expected" tax expense 			                 $1,853  	$1,168  	$1,296
	Increase (decrease) in income taxes resulting from:
		State income taxes, net of federal tax benefit		      397     	249     	278
		Change in valuation allowance		                       	-  	   (165)   	(483)
		Cash value of life insurance		                       	(97)    	(85)     	-
		Other		                                        				   (56)	    (32)	     88

                  								                           $2,097  	$1,135  	$1,179


Note 9.	Other income and expense

		Other income consisted of the following:
									   1997	   1996	   1995
										        (dollars in thousands)

	Service charges on deposit accounts		           	$1,262   	$1,169   	$1,113
	Fees for other customer services 		                	593      	616      	667
	Gain on sale of loans 			                         1,374      	560      	755
	Increase in cash value of life insurance			         219      	183       	-
	Other	 (Note 3)			                                  259   	   185   	   246

                                         									$3,707   	$2,713	   $2,781
		Other expense consisted of the following:

	Salaries, wages and employee benefits 		        	$6,259   	$6,098   	$6,251
	Occupancy expense (Note 10) 		                   	1,134    	1,153    	1,104
	Data processing expense (Note 10)			                888      	928    	1,070
	Furniture and equipment expense 			                 704      	633      	707
	Promotion expense 			                               459      	429      	468
	Legal and professional services 	                 		518      	627      	507
	Insurance 				                                     	241      	182      	428
	Stationery and supplies 			                         216      	249      	279
	Telephone and postage 	                           		405      	383      	374
	Other real estate owned (Note 5) 			                 94      	217      	425
	Other		                                   					     858	      648	      575

                                        									$11,776  	$11,547  	$12,188


Note 10.	Commitments, Contingencies and Subsequent Event

	Litigation

		In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

	Financial instruments with off-balance sheet risk

		The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of credit risk in addition to the amounts recognized on the consolidated balance sheets.  Such financial instruments are recorded on the consolidated balance sheet upon funding.

		The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instrument for these commitments is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

		The Company's exposure to off-balance sheet risk as of December 31 is summarized as follows:

                                        									     1997      1996
                      									                   (dollars in thousands)

	Commitments to extend credit			                    	$25,087  	$26,451
	Standby letters of credit				                           347  	  1,907

								                                           		$25,434  	$28,358


	Commitments to extend credit

		Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  If deemed necessary upon extension of credit, the amount of collateral obtained is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

	Standby letters of credit

		Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances that the Company deems necessary.  Substantially all of the standby letters of credit were collateralized at December 31, 1997.


	Lease commitments

		The Company leases certain branch facilities and equipment from nonaffiliates under operating leases expiring at various dates through December 2007. The following is a schedule of future minimum rental payments under these leases:

							                                               			Amount
                                  										      (dollars in thousands)

			1998						                                            $  680
			1999					                                               	634
			2000					                                               	636
			2001					                                               	617
			2002					                                               	643
		Thereafter	                                         				1,583

                                               										$4,793


		Rent expense under these leases and other month-to-month leases for the years ended December 31, 1997, 1996 and 1995, was $824,000, $790,000 and
$771,000, respectively.

	Data processing commitment

		In March 1995, the Company contracted with a data processing center to provide computer services through March 2001.  The Company is subject to a penalty in the amount of 25% of the amounts that would have been paid to the center for the remainder of the contract term, should the Company terminate the contract prior to the expiration date.  The expense under this contract for the years ended December 31, 1997, 1996 and 1995 was $888,000, $927,000 and
$500,000, respectively.

	Subsequent event

		In January 1998, the Company declared a $0.35 per share dividend to stockholders of record as of the close of business on February 11, 1998, payable on March 2, 1998.


Note 11.	Employee Benefit Plans

	Stock Option Plans

		The Company maintains two compensatory incentive stock option plans in which options to purchase shares of the Company's common stock are granted at the
Board of Directors' discretion to directors, certain management and other key personnel.  The 1993 and 1997 Plans are authorized to grant a maximum of 193,106 shares and 414,250 shares of the Company's common stock, respectively.  Purchase prices associated with the options are based on the fair market value of the
Company's stock at the time the option is granted.  The options, if not exercised, will expire 5 to 10 years from the date they were granted.  Other pertinent information relating to the Plans follow:

                                     									     1997 	     1996	     1995

	Under option, beginning of year			                48,500   	62,600   	47,500
		Granted				                                    	176,500    	5,000   	21,000
		Canceled		                                         		-        	-    	(5,500)
		Effect of 5% stock dividend		                       	-        	-     	2,100
		Exercised			                                   	(17,375) 	(19,100)  	(2,500)

	Under option, end of year			                     207,625   	48,500   	62,600


	Options exercisable, end of year		              	174,775   	48,500   	62,600
	Available to grant, end of year		               	360,756  	123,006  	128,006
	Weighted average price under
  option, end of year	                            	$16.25	    $6.32	    $5.89
	Weighted average price of options
  exercisable, end of year	                       	$16.12    	$6.32    	$5.89
	Weighted average price of options
  granted, during the year	                       	$17.96    	$9.92    	$6.17
	Weighted average price of options
  exercised, during the year                       	$5.87    	$8.67    	$7.23
	Weighted average price of options
  cancelled, during the year	                       $  -     	$  -     	$6.07


		Additional option information by Plan at December 31, 1997 is as follows:

                                                         											Weighted
                                                         											Average
								                                                         			Exercise
	      							       Price Range         	Outstanding  	Exercisable	 Price

	1993 Plan			    	$  5.78 - $ 6.29          	26,125       	21,442    	$5.94
	1993 Plan				    $  9.92 - $13.75	          10,500        	3,333   	$11.93
	1997 Plan				    $ 17.72 - $23.50  	       171,000      	160,000   	$18.10


		The Company applies APB Opinion No. 25, Accounting for Stock Issued to
Employees, and related Interpretations in accounting for its plans.
Accordingly, no compensation cost has been recognized.  The Company has not issued any options to nonemployees.  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                   									   1997	    1996 	   1995
								  	                  (dollars in thousands, except per share data)

	Net earnings		             	As reported      $3,198  	$2,201  	$2,524
                             Pro forma        	2,691   	2,195   	2,516

	Basic earnings per share	  	As reported      	$1.63   	$1.13   	$1.31
                   								  Pro forma         	1.37    	1.12    	1.31

	Diluted earnings per share		As reported      	$1.60   	$1.13   	$1.30
	                     							Pro forma         	1.35    	1.12    	1.30


		The pro forma compensation cost was estimated for the fair value of the stock options granted using the Black-Scholes model.  The assumptions used in the model by year are in the following table:


                         									            1997	        1996	      1995

Expected volatility			                     15% to 20%  	12% to 15%    	20%

Dividends as a percentage of stock price		   	1.8%        	2.8%      	2.8%

Expected lives in years		                     	4           	4           4

Risk-free interest rates		                   	5.5%        	5.4%  	5.4% to 7.9%

Weighted average fair value
 per share of stock options granted	        	$4.69	       $2.13      	$1.51


	Salary deferral 401(k) plan

		The Company has a salary deferral 401(k) plan for all employees who have completed one year of service.  The Bank contributed discretionary matching funds to the Plan of $102,000, $102,000 and $97,000 for 1997, 1996 and 1995,
respectively.

	Contingency contract

		The Company has contingency contracts with its Chief Executive Officer and
Chief Financial Officer.  The contract provides for a monthly payment of $13,000 over 179 months in the event that the Company experiences a merger, acquisition, or other act wherein they are not retained in similar positions with the surviving Company.



Note 12.	Loans and Other Transactions with Related Parties

		Stockholders of the Company, and officers and directors, including their families and companies of whom they are principal owners, are considered to be related parties.  These related parties were loan customers of, and had other transactions with, the Company in the ordinary course of business.  In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties.  The activity in such loans is as follows:


                                              										   1997	    1996
                        										                    (dollars in thousands)

	Balance, beginning				                                   $2,906  	$2,832

		New loans			                                             		774   	2,977
		Repayments				                                          (1,201) 	(2,903)

	Balance, ending				                                      $2,479	  $2,906


		None of these loans are classified, past due, nonaccrual, or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.


Note 13.	Regulatory Capital Requirements

		The subsidiary Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of the
Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-
weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 1997.


		As of June 30, 1997, the most recent notification from the Office of the
Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based,
Tier I leverage ratios as set forth in the table.  There are no conditions or events occurring since that management believes have changed the institution's category.  The Bank's actual capital amounts and ratios are presented in the following table:


                                            											             To Be Well
                                                                    Capitalized
											                                           For Capital  Under Prompt
									                                               Adequacy	   Corrective
                   							                 Actual  	   Purposes     Provisions
                                   		 			Amount	Ratio	Amount	Ratio	Amount	Ratio
                                    									     (dollars in thousands)

As of December 31, 1997:
Total Capital (to Risk Weighted Assets)	$22,563 13.9% $12,962 8.0%	$16,202	10.0%
Tier I Capital (to Risk Weighted Assets) 20,982	13.0%	  6,481	4.0%	  9,721	 6.0%
Tier I Capital (to Average Assets)      	20,982 	9.0%	  9,368	4.0%	 11,710 	5.0%

As of December 31, 1996:
Total Capital (to Risk Weighted Assets) $19,937 13.3%	$11,993	8.0%	$14,991	10.0%
Tier I Capital (to Risk Weighted Assets) 18,568 12.4%   5,996	4.0%	  8,995 	6.0%
Tier I Capital (to Average Assets)      	18,568 	8.3%  	8,907	4.0%	 11,134 	5.0%

		The Company's capital amounts and ratios are substantially the same as the amounts presented above.


Note 14.	Consolidated Statements of Cash Flows


                                      			 						   1997 	   1996	   1995
                                 										        (dollars in thousands)
	Supplemental Cash Flow Information
		Cash payments for
			Interest		                                   		$3,318  	$3,573  	$3,035
			Income taxes		                                	$2,113  	$1,100  	$2,005

		Non-cash investing activities
			Loans originated by the Company to finance
			the sale of other real estate owned		         	$1,023    	$100	    $273
			Loans foreclosed on by the Company		             $145    	$902  	$3,194


Note 15.	Fair Values of Financial Instruments

		The fair values of the Company's financial instruments are as follows:

							                                      1997                1996
                               								Carrying   	Fair   	Carrying   	Fair
                              								  Amount	    Value    Amount	    Value
									                                      (dollars in thousands)
	Financial Assets
		Cash and cash equivalents	         	 $ 81,147 	$ 81,147 	$ 46,436 	$ 46,436
		Securities		                          	18,183   	18,118   	40,011   	39,918
		Loans, net	                         		131,189  	130,711  	118,991  	119,051
		Accrued interest receivable		             985      	985    	1,352    	1,352
	Financial Liabilities, deposits	      	218,792	  218,700	  198,364  	198,382


		Management uses its best judgment in estimating the fair value of the
Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either
December 31, 1997 or 1996.  The estimated fair value amounts for 1997 and 1996 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

		The information in this Note should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities.  This disclosure of fair value amounts does not include the fair values of any intangibles, including core deposit intangibles or mortgage servicing rights.  Due to the wide range of valuation techniques, assumptions used and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

		The Company used the following methods and assumptions in estimating the fair value of its financial instruments:

	Cash and cash equivalents

		The carrying amounts for cash held, due from banks, interest bearing deposits and federal funds sold approximate their fair values.

	Securities

		Fair values for securities are based on quoted market prices when available.
For certain mortgage backed securities, the Company utilizes a broker to determine fair value. This broker obtains estimates of fair value from up to three pricing services that estimate fair value through a mapping process to other mortgage pools adjusted for interest rate, maturity, etc.  There is no guarantee that the prices obtained for these methods can be realized upon ultimate sale of the security.



	Loans

		The carrying values of variable-rate loans that reprice frequently and that have not experienced significant changes in credit risk approximate their fair values.  At December 31, 1997 and 1996, variable rate loans comprised approximately 72% and 80%, respectively, of the loan portfolio.  Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  Prepayments prior to the repricing date are not expected to be significant.  Loans are expected to be held-to-maturity and any unrealized gains or losses are not expected to be realized.

	Off-balance sheet instruments

		Fair values for off-balance sheet instruments (guarantees, letters of credit and lending commitments) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

	Deposit liabilities

		Fair values for savings and demand deposits equal their carrying amounts.
The carrying amounts for variable-rate money market accounts approximate their fair values.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.  Early withdrawals of fixed-rate certificates of deposit are not expected to be significant.

	Accrued interest receivable and payable

		The fair values of both accrued interest receivable and payable approximate their carrying amounts.

	Commitments

		The estimated fair value of fee income on letters of credit at December 31,
1997 and 1996 is insignificant.

	Interest rate risk

		The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair value of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the
Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.
Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.


Note 16.	Parent Company Only Condensed Statements

Condensed Balance Sheets


                                             										    1997	     1996
						                        				                    (dollars in thousands)
	Assets
		Cash					                                          		 $    482	  $   333
		Investment in subsidiary			                            	20,926   	18,445
		Other assets				                                           178 	     178

                                               										$21,586  	$18,956

	Stockholders' Equity				                                $21,586	  $18,956


                                        			 						   1997	    1996 	   1995
                                   										         (dollars in thousands)
Condensed Statements of Earnings

	Operating income, dividends from subsidiary		      $  823	  $  718	  $  474
		Expenses, professional fees			                       (39)	    (40)	    (16)
			Earnings before equity in undistributed earnings
			  of subsidiary			                                  784     	678     	458
	Equity in undistributed earnings of subsidiary		    2,414   	1,523   	2,066

			Net earnings		                                  	$3,198  	$2,201  	$2,524


Condensed Statements of Cash Flows

	Cash Flows from Operating Activities
		Net earnings		                                   	$3,198  	$2,201	  $2,524
		Adjustments to reconcile net earnings to net cash
			provided by operating activities:
			Equity in undistributed earnings of subsidiary	 	(2,414) 	(1,523) 	(2,066)

						Net cash provided by operating activities		      784	     678	     458

	Cash Flows from Financing Activities
		Proceeds from exercise of stock options		            188	     166      	18
		Dividends paid			                                   (823) 	  (718) 	  (474)

						Net cash (used in) financing activities		       (635) 	  (552) 	  (456)

						Increase in cash and cash equivalents		          149	     126	       2

	Cash and cash equivalents
		Beginning				                                        333 	    207	     205

		Ending		                                      			 $  482	  $  333	  $  207
F-45
64