Form 10-Q
period 1998-03-31
ORANGE NATIONAL BANCORP
filed 1998-05-05
CIK 801443

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C 20549


                                    FORM 10-Q


X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998

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
(State of Incorporation)   (Address and Telephone Number   (I.R.S. Employer
       	  					            of Principal Executive Offices)       ID No.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                     APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant had 1,987,996 shares of common stock outstanding as of April 30, 1998.

                            ORANGE NATIONAL BANCORP
                         QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1998
                              TABLE OF CONTENTS



PART I	.	FINANCIAL STATEMENTS

Item 1.	Financial statements

			Consolidated Balance Sheets as of March 31, 1998 (unaudited)
			and December 31, 1997				                                               	3

			Consolidated Statements of Earnings for the
			Three Months Ended March 31, 1998 and 1997 (unaudited)		                 4

			Consolidated Statements of Comprehensive Income for the
			Three Months Ended March 31, 1998 and 1997 (unaudited)	                 	5

			Consolidated Statements of Stockholders' Equity for the
			Three Months Ended March 31, 1998 and 1997 (unaudited)		                 6

			Consolidated Statements of Cash Flows for the
			Three Months Ended March 31, 1998 and 1997 (unaudited)		                 7

			Notes to Consolidated Financial Statements			                            8

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of Operations		                       9



PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings					                                             18

Item 2.	Changes in Securities					                                         18

Item 3.	Defaults Upon Senior Securities				                                18

Item 4.	Submissions of Matters to a Vote of Security Holders		             18

Item 5.	Other Information					                                             18

Item 6.	Exhibits and Reports on Form 8-K				                               18



SIGNATURES					                                                            19


ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
March 31, 1998 (unaudited) and December 31, 1997

                                                										Mar 31    	Dec 31
		                                                 								1998      	1997
									                                           	 (unaudited)	 (audited)

                                                      (dollars in thousands)

Assets
Cash and cash equivalents	                            			$ 76,347	 $ 81,147
Securities
	Held-to-maturity securities (fair value of
		$7,599 in 1998 and $8,972 in 1997)	                       7,650 	   9,037
 	Available-for-sale securities 	 			                       6,146	    9,146
Loans, net of allowance for credit losses of
	 $1,553 in 1998 and $1,581 in 1997 	                    	138,376 	 131,189
Premises and equipment, net			                             	5,402	    5,057
Other real estate owned, net 	 	                             		-  	     126
Accrued interest receivable	 		                              	872	      985
Cash value of life insurance 	 		                          	4,858	    4,808
Other assets			                                  			          884	      784

								                                               		$240,535 	$242,279



Liabilities
Deposits		                                       			 	 	 $216,828	 $218,792
Accrued interest payable and other liabilities 			          2,043	    1,901

			Total liabilities	                                  			218,871	  220,693

Commitments and Contingencies		                              		-        	-

Stockholders' Equity
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 1,987,996 in 1998 and 1,970,046 in 1997		    	7,970	    7,864
	Retained earnings  			                                   	13,746   	13,778
	Unrealized (loss) on available-for-sale securities, net	 		  (52)      (56)

			Total stockholders' equity 	 			                        21,664	   21,586

                                               										$240,535	 $242,279










See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1998 and 1997 (unaudited)



                                              										       1998	   1997
                                                 								 			(in thousands,
                                                       except per share data)

Interest Income
	Loans							                                                 $3,345 	$2,976
	Securities						                                                245    	565
	Federal funds sold 				                                         569 	   242

			Total interest income 			                                  	4,159  	3,783

Interest Expense, deposits 				                                  881	    771

			Net interest income 			                                    	3,278  	3,012

Provision for Credit Losses				                                   - 	     35

			Net interest income after provision for credit losses 			   3,278   2,977

Other Income		                                               				871  	1,153

Other Expenses				                                            	3,093	  2,989

			Earnings before income taxes		 	                           	1,056  	1,141

Provision for Income Taxes 				                                  396 	   452

			Net earnings			                                          	 $  660	 $  689






Basic earnings per share				                                  $ 0.33 	$ 0.35

Weighted average number of common shares
outstanding (in thousands)		                               		  1,976	  1,955


Diluted earnings per share				                                $ 0.32	 $ 0.35

Weighted average number of common shares outstanding
and diluted potential common shares (in thousands)			          2,043	  1,984





See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 1998 and 1997 (unaudited)



                                              										          1998  1997
                                                       (dollars in thousands)


Net earnings					                                                	$660	 $689

Other comprehensive income
	Unrealized gains (losses) on
  available-for-sale securities, net of tax		                        4 	 (94)

Comprehensive income 				                                         $664 	$595







































See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1998 and 1997 (unaudited)



                                                  										Unrealized
                                                  									Gain (Loss)
                                                  										Available-
      							               	      Common Stock  	Retained  	For-Sale
                  							        Shares  	Amount 	Earnings  Securities  Total
                                     (in thousands, except per share data)


Balance, December 31, 1997      	 1,970 	 $7,864 	 $13,778	   $(56)  	$21,586

Net earnings		                      	-       	-       	660     	-        	660
Cash dividend paid ($.35 per share) 	-  	     -      	(692)    	-       	(692)
Exercise of stock options	           18     	106       	-      	-        	106
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                      - 	      -  	      -   	    4	         4

Balance, March 31, 1998          	1,988  	$7,970  	$13,746   	$(52)  	$21,664






Balance, December 31, 1996       	1,953  	$7,676  	$11,403  	$(123)  	$18,956

Net earnings		                      	-       	-       	689     	-        	689
Cash dividend paid ($.22 per share) 	-       	-      	(431)    	-       	(431)
Exercise of stock options 	           8      	75       	-      	-         	75
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                      -        -  	      -   	  (94)	      (94)

Balance, March 31, 1997          	1,961  	$7,751	  $11,661  	$(217)  	$19,195















See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997 (unaudited)



                                               										     1998	     1997
							                      		                        (dollars in thousands)

Cash Flows from Operating Activities
	Net earnings					                                          $  660  	$   689
	Adjustments to reconcile net earnings to net cash
		provided by operating activities:
		Depreciation and amortization 			                           	114     	 137
		Provision for credit losses 			                              	-        	35
		(Gain) on sale of loans 			                                	(174)   	 (408)
		Proceeds from loan sales 			                              	2,571    	4,105
		Origination of loans held for sale 			                   	(2,397)  	(3,697)
		(Increase) decrease in other assets 				                      28      	(48)
		Gain on cash value of life insurance				                     (59)     	(46)
		Increase in other liabilities 				                           141	       11

			Net cash provided by operating activities 			               884 	     778

Cash Flows from Investing Activities
	Proceeds from maturities of held-to-maturity securities			  1,386 	     271
	Proceeds from sales and maturities of
  available-for-sale securities		                            3,001    	8,000
	Net increase in loans made to customers 			               	(7,188)  	(1,687)
	Proceeds from sale of other real estate owned		              	126       	77
	Purchases of bank premises and equipment 			                 (459) 	   (126)

			Net cash provided by (used in) investing activities 	 	 	(3,134) 	  6,535

Cash Flows from Financing Activities
	Net (decrease) in deposits 			                            	(1,964)  	(3,860)
	Proceeds from exercise of stock options				                   106       	75
	Dividends paid				                                           (692) 	   (431)

			Net cash (used in) financing activities 	              		(2,550)  	(4,216)

			Increase (decrease) in cash and cash equivalents 	     		(4,800)  	 3,097

Cash and cash equivalents at beginning of period		         	81,147	   46,436

Cash and cash equivalents at end of period			             	$76,347  	$49,533

Supplemental Cash Flow Information
	Cash payments for:
		Interest					                                              	$875	     $748
		Income taxes			                                            	$150	     $ 75
	Non-cash investing activities:
		Loans to finance the sale of other real estate owned			     $ -  	    $682
		Loans foreclosed on by the Company				                      $ -      	$ 74


See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	Basis of Presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp ("Company") and its wholly-owned subsidiary, Orange
National Bank ("Bank").

		The consolidated balance sheet (unaudited) as of March 31, 1998, and the related consolidated statements (unaudited) of earnings, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 1998.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997, annual report on Form 10-K. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the operating results for all of 1998.


Note 2.	Other income and expense

		Other income for the three months ended March 31 consisted of the following:

                                                  										   1998	   1997
										                                             (dollars in thousands)

	Service charges on deposit accounts				                       $384  	$  407
	Fees for other customer services 			                          	199     	173
	Gain on sale of loans 			                                     	174     	408
	Increase in cash value of life insurance		                    		59      	46
	Other                                                 								  55  	   119

            										                                         $871  	$1,153


		Other expense for the three months ended March 31 consisted of the following:

                                                              1998     1997
                                                       (dollars in thousands)

	Salaries, wages and employee benefits 				                  $1,520  	$1,511
	Occupancy expense 			                                         	345     	284
	Data processing expense				                                    230     	224
	Furniture and equipment expense 			                           	172     	192
	Promotion expense 			                                         	185     	200
	Legal and professional services 			                           	233     	210
	Stationery and supplies 			                                    	68      	58
	Telephone and postage 			                                     	126	      94
	Other real estate owned 			                                     	6	      50
	Other								                                                  208  	   166

                                                   										$3,093  	$2,989


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    				RESULTS OF OPERATIONS

		This filing contains forward-looking statements, which involve risks and uncertainties.  The Company's actual future results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause a difference include, but are not limited to, interest rates, particularly the spread between loan rates and deposit rates, loan demand, deposit withdrawals, the effect of the
Southern California economy and real estate values, and other general business risks.


Results of Operations

		Total interest income was $4.2 million in the three months ended March 31, 1998, an increase of $0.4 million or 9.9% from the $3.8 million in three months ended March 31, 1997. The average interest-earning assets were $196.4 million in the first quarter of 1998, an increase of $19.7 million, or 11.2% from the $176.7 million in the first quarter of 1997. The average yield was 8.5% in the first quarter of 1998, a decrease of 0.1% from the 8.6% in the first quarter of 1997.
The increase in interest income in the first quarter of 1998 resulted from a higher level of interest-earning assets in spite of slightly lower interest rates.

		Interest income on loans was $3.3 million in the three months ended
March 31, 1998, an increase of $0.3 million or 12.4% from the $3.0 million in the three months ended March 31, 1997.  The increase in the first quarter of 1998 resulted from the increase in the average size of the loan portfolio, in spite of lower long-term interest rates during the first quarter of 1998 as compared to the first quarter of 1997.
The average loan portfolio was $137.5 million in the first quarter of
1998, an increase of $16.6 million or 13.7% from the $120.9 million in the first quarter of 1997.  The yield on the loan portfolio was 9.7% in first quarter of 1998, a decrease of 0.1% from the 9.8% in the first quarter of 1997.  The increase in the average size of the loan portfolio resulted from increased loan fundings throughout 1997 and into the first quarter of 1998.  The yield on loans moves with changes in the prime rate as approximately 71% of the loan portfolio are based on variable rates.

		Interest income on securities was $0.3 million in the three months ended March 31, 1998, a decrease of $0.3 million or 56.5% from the $0.6 million in the three months ended March 31, 1997. The decrease in interest income on securities in the first quarter of 1998 resulted from the decrease in the average size of the investment securities portfolio. The average balance of securities was $16.9 million in the first quarter of 1998, a decrease of $19.9 million or 54.7% from the $36.8 million in the first quarter of 1997. The yield on securities was 5.8% in the first quarter of 1998, a decrease of 0.3% from the 6.1% in the first quarter of 1997. The decrease in the size and yield of the investment securities portfolio resulted from several higher yielding bonds being called throughout 1997 and into the first quarter of 1998.

		Interest income on federal funds sold was $0.6 million in the three months ended March 31, 1998, an increase of $0.3 million or 134.9% from the $0.3 million in the three months ended March 31, 1997.  The increase in interest income on federal funds sold resulted from an increase in the average size of federal funds sold and a higher yield in the first quarter of 1998.  The average balance of federal funds sold was $42.0 million in the first quarter of 1998, an increase of
$23.0 million or 120.7% from the $19.0 million in the first quarter of
1997.  The yield on federal funds sold was 5.4% in the first quarter of
1998, an increase of 0.3% from the 5.1% in the first quarter of 1997.
The increase in the federal funds sold resulted from excess funds not being invested in investment securities throughout 1997 and into the first quarter of 1998 due to the extremely flat yield curve.

		Interest expense was $0.9 million in the three months ended March 31, 1998, an increase of $0.1 million or 14.4% from the $0.8 million in the three months ended March 31, 1997. The increase in interest expense resulted from a larger average interest-bearing deposit base and a slight increase in deposit rates. The average interest-bearing deposits were $125.4 million in the first quarter of 1998, an increase of $7.3 million or 6.2% from the $118.1 million in the first quarter of 1997. The average rate paid on interest-bearing deposits was 2.8% in the first quarter of 1998, an increase of 0.2% over the 2.6% in the first quarter of 1997. The increase in the deposit base reflects an increase in the overall prosperity of the customer base.

		A provision for credit losses was not deemed necessary for the three months ended March 31, 1998.  The provision for credit losses was
$35,000 in the three months ended March 31, 1997.  The decreased provision for credit losses in the first quarter of 1998 from the first quarter of 1997 reflect a higher quality loan portfolio resulting from an improved local economy in Orange County.  The Company continued to experience sizable recoveries in the first quarter of 1998 on amounts previously charged-off.  These recoveries offset the need for
additional provision.   Management believes that the current allowance
for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook for the remainder of 1998 is promising.  However, an assurance cannot be made as to its realization and, accordingly, future provisions for credit losses
cannot be estimated at this time.   While management is optimistic
about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

		Other income was $0.9 million in the three months ended March 31, 1998, a decrease of $0.3 million or 24.5% from the $1.2 million in the three months ended March 31, 1997. The decrease in other income in the first quarter of 1998 resulted from decreased gains on lower sales volume of SBA loans as compared to the first quarter of 1997. The gain on sale of SBA loans was $0.2 million in the first quarter of 1998, a decrease of $0.2 million from the $0.4 million in the first quarter of 1997.

		Other expenses were $3.1 million in the three months ended March 31,
1998, an increase of $0.1 million or 3.5% from the $3.0 million in the three months ended March 31, 1997.  The increase in other expense in the first quarter of 1998 resulted from the relocation costs associated with moving a branch office and consolidating several administrative offices.

		Provision for income taxes was $0.4 million in the three months ended March 31, 1998, a decrease of $0.1 million or 12.4% from the $0.5 million in the three months ended March 31, 1997. The decrease results from lower pretax earnings in the first quarter of 1998 as compared to the first quarter of 1997.

		Net earnings were $660,000 in the three months ended March 31, 1998, a decrease of $29,000 or 4.3% from the $689,000 in the three months ended March 31, 1997.


Financial Condition

		The Company experienced a slight decrease in assets during the three months ended March 31, 1998.  Total assets were $240.5 million as of
March 31, 1998, a decrease of $1.8 million or 0.7% from the $242.3 million as of December 31, 1997.

		Total interest-earning assets were $207.5 million as of March 31, 1998, an increase of $7.5 million or 4.1% from the $200.0 million as of December 31, 1997. The growth resulted from an increase in the loan portfolio. The Company continues to focus its efforts on originating quality loans. The new loans originated in the first quarter of 1998 were funded primarily from the maturities of investment securities and federal funds sold.

 		The investment securities portfolio was $13.8 million as of March 31, 1998, a decrease of $4.4 million or 24.1% from the $18.2 million as of December 31, 1997. The decrease in the first quarter of 1998 resulted from the maturity of investment securities. The Company did not purchase investment securities throughout 1997 and into the first quarter of 1998 due to the extremely flat yield curve. Thus funds that in the past might have been used to purchase investment securities were kept in federal funds sold. The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold. Generally, mortgage-backed securities are classified as held-to-maturity and U.S. Treasury and Government Agency securities are classified as available-for-sale.
The market values decreased slightly in the first quarter of 1998 resulting from a slight increase in short-term and long-term interest rates.

		The loan portfolio was $138.4 million as of March 31, 1998, an increase of $7.2 million or 5.5% from the $131.2 million as of December
31, 1997. The increase in the first quarter of 1998 resulted from increased loan demand, primarily SBA lending on commercial real estate.
The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $216.8 million as of March 31, 1998, a decrease of $2.0 million or 0.9% from the $218.8 million as of December 31,
1997.  The decrease in deposits in the first quarter of 1998 reflects a historical cycle of slightly lower first quarter balances maintained by large depositors.


Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, maturities of investment securities and loan principal reductions.

		The loan-to-deposit ratio was 63.8% and 60.0% as of March 31, 1998 and December 31, 1997, respectively. The increase in this ratio resulted from the increase in loans and the decrease in the deposit base. The ratio of liquid assets (cash, cash due from banks, federal funds sold, and investment securities with maturities of one year or less) to demand deposits was 42.9% and 44.5% as of March 31, 1998 and December 31, 1997, respectively. The decrease of the liquid asset ratio resulted from a larger decrease in liquid assets than the decrease in demand deposits.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids
using other wholesale, highly rate-sensitive, short-term funds.  	Other
funding sources available to the Company include reduction of its federal funds sold, sale of its available for sale securities, increasing deposits, and borrowing from its established credit resources. The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.
The Company had unpledged securities of $8.9 million as of March 31, 1998. Liquidity can also be obtained through federal funds purchased from correspondent banks and/or direct borrowings from the Federal
Reserve Bank. The Company has established Federal Funds borrowing lines with various banks up to $3.0 million. The Company has yet to use these facilities. The Company is currently negotiating with an additional borrowing source.

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

		The three general areas in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 57.9%, 33.9%, and 8.1%, respectively, of the Bank's loan portfolio as of March 31, 1998.  The Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to
5 years.  Consumer installment loans are for a maximum term of 48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.  Commercial real estate loans are originated for terms of up to 25 years.

		Variable interest rate loans comprise 71% of the loan portfolio as of March 31, 1998.

		The Bank had standby letters of credit of $0.5 million and commitments to extend credit of $23.0 million as of March 31, 1998.
The Bank presently has sufficient liquidity to fund all loan commitments.

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


Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) is presented in the following table:

												Mar 31	Dec 31
                                         												      1998 	     1997
							                                    				        (dollars in thousands)
Dollars
Real estate
	Commercial                                       							$ 81,334  	$ 78,534
	Construction					                                          		236       	118
Commercial and industrial					                            	47,814    	44,301
Loans to individuals				                                 		11,352    	10,586
Other											                                              189	       122

Total									                                          		140,925   	133,661

Unearned net loan fees and premiums				                     	(996)     	(891)
Allowance for credit losses						                          (1,553)	   (1,581)

Total, net							                                      		$138,376	  $131,189


Percentages
Real estate
	Commercial			                                         			 	57.7%	     58.8%
	Construction						                                         	0.2       	0.1
Commercial and industrial					                             	33.9      	33.1
Loans to individuals					                                   	8.1       	7.9
Other		                                        									     0.1   	    0.1

Total	                                           										100.0%    	100.0%


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

		In accordance with the Bank's loan policies, management presents a written report to the Bank's Board of Directors at its monthly meeting.
The Directors review the delinquency report listing of all loans 30 days or more past due and the watch list report including loans having increased credit risk, both delinquency and other factors, over the rest of the portfolio. Additionally, the Directors review a monthly report including all loans originated during the prior month.

		The Bank maintains an allowance for credit losses to provide for potential losses in the loan portfolio. Additions to the allowance for credit losses are either charged to operations in the form of a provision for possible credit losses, or recovered from loan previously
charged-off.   All loans that are judged to be uncollectible are
charged against the allowance. The allowance for credit losses is maintained at a level determined by management to be adequate, based on the performance of loans in the Bank's portfolio, evaluation of collateral for such loans, the prospects or worth of the prospective borrowers or guarantors, and such other factors which, in the Bank's judgement, deserve consideration in the estimation of possible losses.
The allowance for credit losses is established and maintained after analyzing loans identified by management with certain unfavorable features affixing a risk of loss attributable to each loan. An inherent risk of loss in accordance with industry standards and economic conditions is then allocated to specific loan pools and to the remainder of the portfolio on an aggregate basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OCC periodically reviews the Company's allowance for credit losses as an integral part of their normal recurring examination process, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

		The following table presents loans on nonaccrual status or contractually past due 90 days or more as to interest or principal payments and still accruing interest:

                                         												Mar 31	  Dec 31
                                       												   1998	    1997
											                                     	(dollars in thousands)

Loans on nonaccrual status						                     $2,636	  $2,447
Loans past due 90 days or more and
 still accruing interest						                            7	     660

Total					          		                           				$2,643  	$3,107


		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal. Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Had the loans on nonaccrual status paid according to their original terms, the gross interest income to date on such loans would have been approximately $840,000.

		Management does not have knowledge of any additional loans not disclosed in this section as nonaccrual, past due, or troubled debt
restructuring that may be potential problem loans.   The Bank has no
loans to foreign borrowers. The collateral value of certain nonaccrual loans are large enough that management believes all principal and interest will be collected on those loans and therefore do not meet the definition of impaired. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are valued primarily at the fair value of the underlying collateral.

		There were no loan concentrations to individual borrowers exceeding
10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of March 31, 1998 and December 31, 1997.




		The following table presents loans outstanding, the activity of the allowance for credit losses, and pertinent ratios during the three months ended and as of March 31:


                                        												      1998	      1997
											                                          	(dollars in thousands)

Average gross loans					                               	$138,391	  $131,077

Total gross loans at end of period					                	$140,925	  $133,661


Allowance for credit losses:
Balance, beginning of period				                        		$1,581    	$1,369

Charge-offs                                          								(40)       	(3)
Recoveries									                                           12	        13

Net (charge-offs) recoveries		                           				(28)       	10
Provisions charged to operations						                        -    	     35

Balance, end of period					                              	$1,553    	$1,414


Net (charge-offs) recoveries during the period to
average gross loans outstanding during year				          	(0.02%)    	0.01%


		Included in the Bank's allocation of its allowance for credit losses are specific reserves on certain identified loans and general reserves for unknown potential losses.  Management classifies loans through its internal loan review system that is supplemented by an independent
third party reviewer and review of loans from its regulators.   None of
these classifications indicate trends or uncertainties, which will materially impact future operating results, liquidity, or capital resources.  The allowance provides for the potential adverse effects of current economic conditions.  However, the full effects of the economy
on the loan portfolio cannot be predicted with any certainty.    Any
loans which management doubts the ability of borrowers to comply with loan repayment terms are provided for in the allowance.


Summary of Deposits

		Deposits are currently the Bank's sole source of funds.   The Bank
can obtain additional funds when needed to meet occasional declines in deposits or other short-term liquidity needs, through the overnight
purchase of federal funds.   However, the Bank does not currently use
these sources of funds.   Generally, the Bank has funds in excess of
its needs for deposit withdrawals and other short-term liquidity.  The
Bank sells such excess funds as federal funds sold to other financial institutions.

		The Bank's deposits are attracted primarily from individuals and commercial enterprises. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits. The Bank does not expect to obtain future deposits through the use of brokered deposits. The Bank had noninterest-bearing demand deposits of $85.0 million, interest-bearing NOW and money market deposit accounts of $94.8 million, time deposits of $24.6 million, and savings accounts of $12.4 million as of March 31, 1998.

		The Company had interest-bearing deposits of 60.8% of total deposits as of both March 31, 1998 and December 31, 1997.  While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans may be affected by seasonal and economic changes, which, in turn, may impact liquidity.  Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

		The following table presents the Bank's average balances of deposits, as a percentage of average total deposits and average interest paid by category for the three months ended March 31 and for the year ended December 31:

                             										MMDA		                      	 Total
                  				 					Demand  	and NOW	  Saving	     Time  	 Deposits
                             										(dollars in thousands)

March 31, 1998
Average balance			        	$82,673  	$90,250  	$11,750  	$23,353  	$208,026
Percent of total			         	39.7%    	43.4%     	5.7%	    11.2%    	100.0%
Average interest rate paid		 	0.0%     	2.3%     	2.0%     	5.0%      	1.7%

December 31, 1997
Average balance				        $76,444  	$91,931  	$11,485  	$19,423  	$199,283
Percent of total		         		38.4%    	46.1%     	5.8%     	9.7%    	100.0%
Average interest rate paid			 0.0%	     2.3%     	2.0%     	5.0%      	1.7%


Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve certain measurements of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification of these assets and certain off-balance sheet items are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 1 capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio, less defined portions of intangible assets. Total capital is defined as Tier 1 capital plus the allowance for credit losses, subject to certain limitations. The table below presents the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier 1 risk-based and Tier 1 leverage. The
Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of March
31, 1998.


To Be Well

Capitalized Under
									                For Capital	            Prompt Corrective
				     				Actual	          Adequacy Purposes	            Action Provisions
                          								Amount	Ratio  	Amount	Ratio  	Amount	Ratio
									         	(dollars in thousands)
March 31, 1998
Total capital
 (to risk-weighted assets)	  $22,513	 13.4%	  $13,428	 8.0%	  $16,785 	10.0%
Tier 1 capital
 (to risk-weighted assets)   	20,957 	12.5%    	6,714 	4.0%   	10,071  	6.0%
Tier 1 capital
 (to average assets)	        	20,957  	9.1%    	9,247 	4.0%	   11,559  	5.0%

December 31, 1997
Total capital
 (to risk-weighted assets)	  $22,563 	13.9%  	$12,962	 8.0%  	$16,202 	10.0%
Tier 1 capital
 (to risk-weighted assets)   	20,982 	13.0%    	6,481 	4.0%    	9,721  	6.0%
Tier 1 capital
 (to average assets)	        	20,982  	9.0%    	9,368 	4.0%   	11,710  	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of March 31, 1998. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.

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

		The Company minimizes its interest rate risk in the balance sheet by emphasizing the origination of variable interest rate loans that have the ability to reprice overnight and maintaining a high balance of federal funds sold to offset the deposits that may potentially reprice overnight.

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

		The following table presents the repricing periods for interest-
earning assets and interest-bearing liabilities and the related repricing gaps as of March 31, 1998:
                                          												After one
                   										Due within	 Due within  	but within   	After
										                   0-3 months	 4-12 months 	five years 	five years
							                                  (dollars in thousands)

Interest-earning assets (1)			 $158,963 	  $ 4,586    	 $25,065	    $18,881
Interest-bearing liabilities				124,665   	  5,685	       1,400	         -

Repricing gap			            			  34,298    	(1,099)     	23,665     	18,881

Cumulative repricing gap		  	 	$ 34,298	   $33,199	     $56,864	    $75,745

Cumulative gap as a
 percent of earning assets	     		16.5%	     16.0%	       27.4%      	36.5%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had $156.0 million of interest-earning assets and $103.1 million of interest-bearing demand and savings deposits as of March 31,
1998 that are able to reprice overnight.

		The Company had available-for-sale securities of $6.1 million recorded at market value as of March 31, 1998. The available-for-sale securities consist of U.S. government agency medium-term notes. The
Company also had held-to-maturity securities at amortized cost of $7.7 million as of March 31, 1998. The held-to-maturity securities are collateralized mortgage obligations that may be repaid without penalties. The value of these securities is subject to fluctuation based upon current medium-term and long-term interest rates.

		The estimated effect on net interest income for a 10% decrease from prevailing interest rates over a one-year period would be a decline of approximately $1.0 million.

Off-Balance Sheet Analysis

		The contractual amounts associated with certain financial transactions are not recorded as assets or liabilities on the balance sheet. Off-balance sheet treatment is generally considered appropriate either where exchange of the underlying asset or liability has not occurred or is not assured, or where contractual amounts are used
solely to determine cash flows to be exchanged.  	The Company's off-
balance sheet financial instruments consist of commitments to extend credit and standby letters of credit. A majority of these commitments are written with variable interest rates.


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


Year 2000 Issue

		The Company is currently conducting a comprehensive review of its computer, including third-party vendors, and environmental systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation and monitoring plan to resolve the issue. The Year 2000 is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the vendor programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing vendor software and upgrading to new software packages, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is also actively monitoring the Year 2000 progress of its third-party data processing vendor. The Company also believes the costs of these modifications and upgrading will not have a material adverse impact on its results of operations. However, if such modifications and upgrades are not completed timely, the Year 2000 may have a material impact on the operations of the Company.


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

		Management does not believe the application of this Statement to transactions of the Company that have been typical in the past will materially affect the Company's financial position and results of operations.


PART II.  OTHER INFORMATION




ITEM 1.		LEGAL PROCEEDINGS

					None


ITEM 2.		CHANGES IN SECURITIES

					None


ITEM 3.		DEFAULTS UPON SENIOR SECURITIES

					None


ITEM 4.		SUBMISSION OF MATTERS FOR VOTE OF SECURITIES HOLDERS

					None


ITEM 5.		OTHER INFORMATION

					None


ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

					None

Signatures

		Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE			Date:    	     MAY 4, 1998
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON			Date:    	     MAY 4, 1998
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI			Date:    	     MAY 4, 1998
		 Jerro M. Otsuki, Vice President
		 and Controller

10

6