Form 10-Q
period 1998-06-30
ORANGE NATIONAL BANCORP
filed 1998-07-31
CIK 801443

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549


FORM 10-Q


X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1998

                                 OR

 		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934


   For the transition period from.......................................
             to.............................................

                       Commission File No. 33-8743



                         ORANGE NATIONAL BANCORP
         (Exact Name of Registrant as Specified in Charter)



			   	 			               1201 East Katella Avenue
   			 				               Orange, California 92867
	  		California	               	(714) 771-4000		            	33-0190684
(State of Incorporation) 	(Address and Telephone Number 	 (I.R.S. Employer
	  					                 of Principal Executive Offices)	     ID. No.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No






                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant had 1,993,788 shares of common stock outstanding as of July 27, 1998.

ORANGE NATIONAL BANCORP
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 1998
TABLE OF CONTENTS



PART I	.	FINANCIAL STATEMENTS

Item 1.	Financial statements

     			Consolidated Balance Sheets as of June 30, 1998 (unaudited)
     			and December 31, 1997					                                       3

     			Consolidated Statements of Earnings for the Three and Six
     			Months Ended June 30, 1998 and 1997 (unaudited)		                4

     			Consolidated Statements of Comprehensive Income for the Three
     			And Six Months Ended June 30, 1998 and 1997 (unaudited)	         5

     			Consolidated Statements of Stockholders' Equity for the
     			Three Months Ended June 30, 1998 and 1997 (unaudited)		          6

     			Consolidated Statements of Stockholders' Equity for the
     			Six Months Ended June 30, 1998 and 1997 (unaudited)		            7

     			Consolidated Statements of Cash Flows for the Three and Six
     			Months Ended March 31, 1998 and 1997 (unaudited)		               8

     			Notes to Consolidated Financial Statements			                    9

Item 2.	Management's Discussion and Analysis
     			of Financial Condition and Results of Operations		              10



PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings					                                          20

Item 2.	Changes in Securities					                                      20

Item 3.	Defaults Upon Senior Securities				                             20

Item 4.	Submissions of Matters to a Vote of Security Holders		          20

Item 5.	Other Information					                                          20

Item 6.	Exhibits and Reports on Form 8-K				                            20



SIGNATURES						                                                        21


ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
June 30, 1998 (unaudited) and December 31, 1997

                                              									Jun 30     	Dec 31
                                    				          					 1998 	      1997
                                     									    	 (unaudited)  (audited)
                                                    (dollars in thousands)

Assets
Cash and cash equivalents				                         $ 85,952  	$ 81,147
Securities
	Held-to-maturity securities (fair value
  of $6,245 in 1998	and $8,972 in 1997)             			 	6,280     	9,037
	Available-for-sale securities 	 	                     		6,900     	9,146
Loans, net of allowance for credit losses
 of $1,567 in 1998	and $1,581 in 1997             	 			137,360   	131,189
Premises and equipment, net				                          5,657     	5,057
Other real estate owned, net 	 		                          	31	       126
Accrued interest receivable	 		                           	951       	985
Cash value of life insurance 	 		                       	4,922     	4,808
Other assets			 			                                      1,029	       784

                                            										$249,082  	$242,279



Liabilities
Deposits		                                    			 	 	 $224,989  	$218,792
Accrued interest payable and other liabilities 			       1,705	     1,901

			Total liabilities	                               			226,694   	220,693

Commitments and Contingencies		                           		-         	-

Stockholders' Equity
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 1,992,763 in 1998 and 1,970,046 in 1997		 	8,012     	7,864
	Retained earnings  			                                	14,408	    13,778
	Unrealized (loss) on available-for-sale
  securities, net	                                		       (32)       (56)

			Total stockholders' equity                    	 			  22,388	    21,586

                                            										$249,082  	$242,279










See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 1998 and 1997 (unaudited)

                        							       Three Months Ended  Six Months Ended
                    							                 June 30,          June 30,
                             							     1998     1997     1998     1997
        							                      (in thousands, except per share data)

Interest Income
	Loans			                             		$3,617  	$3,238  	$6,962  	$6,214
	Securities	                            			196     	424     	441     	989
	Federal funds sold 		                     790	     300  	 1,359	     542

			Total interest income               		4,603   	3,962   	8,762   	7,745

Interest Expense, deposits             		1,033	     817	   1,915   	1,588

			Net interest income                 		3,570   	3,145	   6,847   	6,157

Provision for Credit Losses		               20	      40	      20 	     75

			Net interest income after
			provision for credit losses        	 	3,550   	3,105   	6,827   	6,082

Other Income	                           			888   	1,161   	1,760   	2,314

Other Expenses		                        	3,004	   3,005   	6,097   	5,994

			Earnings before income taxes	        	1,434   	1,261   	2,490   	2,402

Provision for Income Taxes            		   573  	   501	     969  	   953

			Net earnings	                       	$  861  	$  760  	$1,521  	$1,449






Basic earnings per share		              $ 0.44  	$ 0.39  	$ 0.77  	$ 0.74

Weighted average number of common
 shares outstanding (in thousands)		     1,991	   1,961	   1,983	   1,958


Diluted earnings per share		            $ 0.42  	$ 0.38  	$ 0.74  	$ 0.73

Weighted average number of common
 shares outstanding and diluted
 potential common shares (in thousands)  2,063    1,986 	  2,053	   1,985




See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 1998 and 1997 (unaudited)

                          							      Three Months Ended  Six Months Ended
                     							                 June 30,          June 30,
                               							     1998   1997      1998     1997
                                  								      (dollars in thousands)


Net earnings	              			             $861  	$760    	$1,521  	$1,449

Other comprehensive income
	Net change in unrealized gains on
	 available-for-sale securities,
  net of tax	                             	  20	    96	        24	       2

Comprehensive income                     		$881  	$856    	$1,545  	$1,451






































See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1998 and 1997 (unaudited)

                                             										Unrealized
                                             										Gain (Loss)
                                              										Available-
							               	        Common Stock   	Retained 	For-Sale
                  							     Shares 	Amount	  Earnings Securities Total
                                 (in thousands, except per share data)


Balance, March 31, 1998       	1,988  	$7,970  	$13,746  	$(52)  	$21,664

Net earnings		                   	-       	-       	861    	-        	861
Cash dividend
 paid ($.10 per share)           	-       	-      	(199)   	-       	(199)
Exercise of stock options         	5	      42	       -  	   -         	42
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                   - 	      -  	      -  	   20	        20

Balance, June 30, 1998        	1,993  	$8,012  	$14,408  	$(32)  	$22,388



Balance, March 31, 1997       	1,961  	$7,751  	$11,661 	$(217)  	$19,195

Net earnings                   			-       	-       	760    	-        	760
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                   -  	     -         -      96	        96

Balance, June 30, 1997        	1,961  	$7,751  	$12,421 	$(121)  	$20,051






















See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1998 and 1997 (unaudited)

                                               										Unrealized
                                              										Gain (Loss)
                                               										Available-
							               	          Common Stock  	Retained 	For-Sale
                   							     Shares  	Amount 	Earnings Securities Total
							                          (in thousands, except per share data)


Balance, December 31, 1997     	1,970  	$7,864  	$13,778  	$(56)  	$21,586

Net earnings	                    		-       	-     	1,521    	-      	1,521
Cash dividend
 paid ($.45 per share)            	-       	-      	(891)   	-       	(891)
Exercise of stock options	         23     	148       	-     	-        	148
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                    - 	      -         -      24	        24

Balance, June 30, 1998         	1,993  	$8,012  	$14,408  	$(32)  	$22,388



Balance, December 31, 1996     	1,953  	$7,676  	$11,403 	$(123)  	$18,956

Net earnings	                    		-       	-     	1,449    	-      	1,449
Cash dividend
 paid ($.22 per share)            	-       	-      	(431)   	-       	(431)
Exercise of stock options          	8      	75       	-     	-         	75
Net change in unrealized (loss)
	on available-for-sale
	securities		 	                    -  	     -         -       2	         2

Balance, June 30, 1997         	1,961  	$7,751  	$12,421 	$(121)  	$20,051




















See Notes to Consolidated Financial Statements.
ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended June 30, 1998 and 1997 (unaudited)

                        							      Three Months Ended   Six Months Ended
                  							                 June 30,	           June 30,
                           							     1998      1997      1998 	    1997
                              								      (dollars in thousands)
Cash Flows from
Operating Activities
	Net earnings		                     	$   861  	$   760  	$ 1,521  	$ 1,449
	Adjustments to reconcile net
  earnings to	net cash provided
  by operating activities:
		Depreciation and amortization 	       	133      	133      	247      	270
		Provision for credit losses 		          20       	40       	20       	75
		(Gain) on sale of loans 	            	(211)    	(383)    	(385)   	 (791)
		Proceeds from loan sales 	          	3,211    	5,954    	5,782   	10,059
		Origination of loans held for sale 	(3,000)  	(5,571)  	(5,396)  	(9,268)
		(Increase) in other assets 	         	(233)     	(53)    	(206)    	(101)
		Gain on cash value of
   life insurance	                      	(75)     	(55)    	(135)    	(101)
		(Decrease) increase in
   other liabilities 		                 (338)	     337	     (197)      348

			Net cash provided by
    operating activities 	               368	    1,162     1,251	    1,940

Cash Flows from Investing Activities
	Proceeds from sales and
  maturities of securities            	1,383   	10,289    	5,770   	18,559
	Purchase of securities		               (727)      	-      	(727)      	-
	Net decrease (increase) in loans		      965	  (12,803)  	(6,223) 	(14,490)
	Proceeds from sale of
  other real estate owned                	-       	981      	126    	1,058
	Purchase of life insurance	             	-      	(885)      	-      	(885)
	Purchases of premises and equipment	 	 (388)     (144)	    (847) 	   (270)

			Net cash provided by
			(used in) investing activities	  	  1,233   	(2,562)  	(1,901)	   3,972

Cash Flows from Financing Activities
	Net increase (decrease) in deposits 		8,161    	2,074    	6,198   	(1,785)
	Proceeds from exercise of
  stock options		                         42       	-       	148       	75
	Dividends paid		                       (199)	      -   	   (891) 	   (431)

			Net cash provided by
			(used in) financing activities  		  8,004  	  2,074	    5,455   	(2,141)

			Increase in
   	cash and cash equivalents         	9,605	      674	    4,805	    3,771
Cash and cash equivalents
 at beginning of period	              76,347    49,533   	81,147	   46,436

Cash and cash equivalents
 at end of period	                  	$85,952  	$50,207  	$85,952  	$50,207

Supplemental Cash Flow Information
	Cash payments for:
		Interest	                        			$1,036     	$835	   $1,911   	$1,583
		Income taxes                     	 	$  748     	$768   	$  898   	$  843
	Non-cash investing activities:
		Loans to finance
   the sale of real estate		          $   -      	$395   	$   -    	$1,077
		Loans foreclosed on by the Company		$   31     	$ 71   	$   31   	$  145

See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	Basis of Presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp ("Company") and its wholly-owned subsidiary, Orange
National Bank ("Bank").

		The consolidated balance sheet (unaudited) as of June 30, 1998, and the related consolidated statements (unaudited) of earnings, comprehensive income, stockholders' equity and cash flows for the three and six months ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.  In the
opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 1998.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997, annual report on Form 10-K. The operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the operating results for all of 1998.


Note 2.	Other income and expense

		Other income and expense for the three and six months ended June 30 consisted of the following:

                        							      Three Months Ended  Six Months Ended
                     					                 June 30,	        June 30,
                             							     1998    1997     1998     1997
								                                     (dollars in thousands)
Other income
	Service charges on deposit accounts   		$362	  $  400  	$  746  	$  807
	Fees for other customer services 	      	208     	182	     407     	354
	Gain on sale of loans 	                 	211     	383     	385     	791
	Increase in cash value
  of life insurance	                      	75      	55     	135     	101
	Other	                             					  32	     141	      87   	  261

                                 								$888  	$1,161  	$1,760  	$2,314

Other expense
	Salaries, wages
  and employee benefits              		$1,477  	$1,504  	$2,996   $3,016
	Occupancy		                            		331     	283     	676     	567
	Data processing	                        	237     	235     	467     	459
	Furniture and equipment 	               	175     	168     	347     	359
	Promotion			                            	171	     204	     356     	404
	Legal and professional services 		       242     	197     	476     	406
	Stationery and supplies 	                	85      	56	     153     	114
	Telephone and postage 		                  90     	104     	216     	198
	Other real estate owned 		                 1      	26       	6      	76
	Other                           						   195  	   228	     404  	   395

                               								$3,004  	$3,005  	$6,097  	$5,994


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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


Results of Operations

		Total interest income was $4.6 million in the second quarter of 1998, an increase of $0.6 million or 16.2% from the $4.0 million in the second quarter of 1997. Total interest income was $8.8 million in the first half of 1998, an increase of $1.1 million or 13.1% from the $7.7 million in first half of 1997. The average interest-earning assets were $213.4 million in the second quarter of 1998, an increase of $33.0 million or 18.3% from the $180.4 million in the second quarter of 1997.
The average interest-earning assets were $204.9 million in the first half of 1998, an increase of $26.4 million or 14.8% from the $178.5 million in the first half of 1997. The average yield on interest-earning assets was 8.6% in the second quarter of 1998, a decrease of 0.2% from the 8.8% in the second quarter of 1997. The average yield on interest-earning assets was 8.6% in the first half of 1998, a decrease of 0.1% from the 8.7% in the first half of 1997. The increase in interest income in the second quarter and the first half of 1998 as compared to the similar periods in 1997 resulted from a higher level of interest-earning assets in spite of slightly lower interest rates.

		Interest income on loans was $3.6 million in the second quarter of 1998, an increase of $0.4 million or 11.7% from the $3.2 million in the second quarter of 1997. Interest income on loans was $7.0 million in the first half of 1998, an increase of $0.8 million or 12.0% from the $6.2 million in the first half of 1997. The increase in interest income on loans in the second quarter and first half of 1998 as compared to the similar periods in 1997 resulted from (1) the increase in the average size of the loan portfolio, (2) the slightly lower long-term interest rates during 1998, and (3) the payoff and full collection of all past-due principal and delinquent interest of a nonaccrual loan in 1998. The average size of the loan portfolio was $141.5 million in the second quarter of 1998, an increase of $11.3 million or 8.7% from the $130.2 million in the second quarter of 1997. The average size of the loan portfolio was $139.5 million in the first half of 1998, an increase of $14.0 million or 11.1% from the $125.5 million in the first half of 1997. The yield on the loan portfolio was 10.2% in the second quarter of 1998, an increase of 0.2% from the 10.0% in the second quarter of 1997. The yield on the loan portfolio was 10.0% in the first half of 1998, an increase of 0.1% from the 9.9% in the first half of 1997. The increase in the average size of the loan portfolio resulted from sustained loan fundings throughout 1997 and the first six months of 1998. The yield on loans moves with changes in the prime rate as approximately 70% of the loan portfolio are based on variable rates.

		Interest income on securities was $0.2 million in the second quarter of 1998, a decrease of $0.2 million or 53.8% from the $0.4 million in the second quarter of 1997.  Interest income on securities was $0.4 million in the first half of 1998, a decrease of $0.6 million or 55.4%
from the $1.0 million in the first half of 1997.  The decrease in interest income on securities in the second quarter and first half of
1998 as compared to the similar periods in 1997 resulted from the decrease in the average size of the investment securities portfolio.
The average securities portfolio was $13.4 million in the second quarter of 1998, a decrease of $14.6 million or 52.2% from the $28.0 million in the second quarter of 1997.  The average securities portfolio was $15.1 million in the first half of 1998, a decrease of
$17.3 million or 53.3% from the $32.4 million in the first half of
1997.  The yield on securities was 5.9% in the second quarter of 1998, a decrease of 0.2% from the 6.1% in the second quarter of 1997.  The yield on securities was 5.8% in the first half of 1998, a decrease of
0.3% from the 6.1% in the first half of 1997.  The decrease in the size and yield of the investment securities portfolio resulted from several higher yielding bonds being called throughout 1997 and the first six months of 1998.

		Interest income on federal funds sold was $0.8 million in the second quarter of 1998, an increase of $0.5 million or 163.3% from the $0.3 million in the second quarter of 1997.  Interest income on federal funds sold was $1.4 million in the first half of 1998, an increase of
$0.9 million or 150.7% from the $0.5 million in the first half of 1997.
The increase in interest income on federal funds sold during the first half of 1998 as compared to the similar period of 1997 resulted from the large increase in the average size of federal funds sold and a higher yield in 1998.  The average balance of federal funds sold was
$58.5 million in the second quarter of 1998, an increase of $36.4 million or 164.2% from the $22.1 million in the second quarter of 1997.
The average balance of federal funds sold was $50.3 million in the first half of 1998, an increase of $29.7 million or 144.2% from the
$20.6 million in the first half of 1997.  The yield on federal funds sold was 5.4% in the second quarter of both 1998 and 1997.  The yield on federal funds sold was 5.4% in the first half of 1998, an increase
of 0.1% from the 5.3% in the first half of 1997.   The increase in the
federal funds sold resulted from excess funds not being invested in investment securities throughout 1997 and into the first half of 1998 due to the extremely flat yield curve.

		Interest expense was $1.0 million in the second quarter of 1998, an increase of $0.2 million or 26.4% from the $0.8 million in the second quarter of 1997.  Interest expense was $1.9 million in the first half of 1998, an increase of $0.3 million or 20.7% from the $1.6 million in the first half of 1997.  The increase in interest expense resulted from a larger average interest-bearing deposit base, particularly the certificates of deposit, and a slight increase in deposit rates.  The average interest-bearing deposits were $138.9 million in the second quarter of 1998, an increase of $16.1 million or 13.1% from the $122.8 million in the second quarter of 1997.  The average interest-bearing deposits were $132.2 million in the first half of 1998, an increase of
$11.7 million or 9.7% from the $120.5 million in the first half of
1997.  The average rate paid on interest-bearing deposits was 3.0% in the second quarter of 1998, an increase of 0.3% over the 2.7% in the second quarter of 1997.  The average rate paid on interest-bearing deposits was 2.9% in the first half of 1998, an increase of 0.3% from the 2.6% in the first half of 1997.  The increase in the deposit base reflects an overall prosperity of the customer base resulting from an improved economy.

		The provision for credit losses was $20,000 in the second quarter of
1998, a decrease of $20,000 from the $40,000 in the second quarter of
1997.  The provision for loan losses was $20,000 in the first half of
1998, an increase of $55,000 from the $75,000 in the first half of
1997.  The decrease in the provision for credit losses during the first half of 1998 as compared to the first half of 1997 reflects a higher quality loan portfolio resulting from an improved local economy in
Orange County.  The Company continued to experience recoveries in the first half of 1998 on amounts previously charged-off.  These recoveries
offset the need for additional provision.   Management believes that
the current allowance for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook is promising for the remainder of 1998.  However, an assurance cannot be made as to its realization and, accordingly, future provisions for
credit losses cannot be estimated at this time.   While management is
optimistic about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

		Other income was $0.9 million in the second quarter of 1998, a decrease of $0.3 million or 23.5% from the $1.2 million in the second quarter of 1997. Other income was $1.8 million in the first half of 1998, a decrease of $0.5 million or 24.0% from the $2.3 million in the first half of 1997. The decrease in other income during the first half of 1998 primarily resulted from decreased gains on lower volume of SBA loans sold as compared to the similar period of 1997. The gain on sale of SBA loans was $0.2 million in the second quarter of 1998, a decrease of $0.2 million or 44.8% from the $0.4 million in the second quarter of 1997. The gain on sale of SBA loans was $0.4 million in the first half of 1998, a decrease of $0.4 million or 51.3% from the $0.8 million in the first half of 1997.

		Other expenses were $3.0 million in the second quarter of both 1998 and 1997.  Other expenses were $6.1 million in the first half of 1998, an increase of $0.1 million or 1.7% from the $6.0 million in the first half of 1997.  The increase in other expense in the first six months of
1998 resulted from the relocation costs associated with moving a branch office and consolidating several administrative offices.

		The provision for income taxes was $0.6 million in the second quarter of 1998, an increase of $0.1 million or 14.4% from the $0.5 million in the second quarter of 1997. The provision for income taxes was $1.0 million in the first half of both 1998 and 1997. The increase in the provision for income taxes in the second quarter of 1998 results from larger pretax earnings in the second quarter of 1998 as compared to the second quarter of 1997.

		Net earnings were $861,000 in the second quarter of 1998, an increase of $101,000 or 13.4% from the $760,000 in the second quarter of 1997. Net earnings were $1,521,000 in the first half of 1998, an increase of $72,000 or 5.0% from the $1,449,000 in the first half of 1997.


Financial Condition

		The Company experienced growth during the six months ended June 30,
1998.  Total assets were $249.1 million as of June 30, 1998, an increase of $6.8 million or 2.8% from the $242.3 million as of December
31, 1997.

		Total interest-earning assets were $213.5 million as of June 30, 1998, an increase of $13.5 million or 6.7% from the $200.0 million as of December 31, 1997. The growth resulted in larger federal funds sold and a larger loan portfolio in spite of a decrease in the securities portfolio. The Company continues to focus its efforts on originating quality loans. The new loans originated in the first six months of 1998 were funded primarily from the maturities of investment securities and increased deposits.

 		The investment securities portfolio was $13.2 million as of June 30,
1998, a decrease of $5.0 million or 27.5% from the $18.2 million as of
December 31, 1997.  The decrease in the first six months of 1998 resulted from the maturity of investment securities primarily called prior to maturity date.  The Company became a member of the Federal
Home Loan Bank of San Francisco ("FHLB") during the second quarter of
1998, an investment of $0.7 million.  The Company did not purchase any other investment securities throughout 1997 and into the first half of
1998 due to the extremely flat yield curve.   Thus, funds that may have
been used to purchase investment securities in the past were maintained in federal funds sold.  The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold.  Generally, mortgage-backed securities are classified as held-to-maturity and U.S. Government
Agency securities are classified as available-for-sale.  The market values increased slightly in the first six months of 1998 resulting from a slight decrease in short-term and long-term interest rates.

		The loan portfolio was $137.4 million as of June 30, 1998, an increase of $6.2 million or 4.7% from the $131.2 million as of December
31, 1997. The increase in the first six months of 1998 resulted from continued loan demand, primarily SBA lending on commercial real estate.
The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $225.6 million as of June 30, 1998, an increase of $6.8 million or 3.1% from the $218.8 million as of December 31,
1997.  The increase in the first six months of 1998 reflects an improving economic climate amongst the large customers of the Bank and the increase in new customers of the Bank.


Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, maturities of investment securities and loan principal reductions.

		The loan-to-deposit ratio was 60.9% and 60.0% as of June 30, 1998 and December 31, 1997, respectively. The slight increase in this ratio resulted as the loans increased at a higher rate than the deposits.
The ratio of liquid assets (cash, cash due from banks, federal funds sold, and investment securities with maturities of one year or less) to demand deposits was 47.7% and 44.5% as of June 30, 1998 and December
31, 1997, respectively. The increase of the liquid asset ratio resulted from a combined increase in liquid assets and a decrease in demand deposits.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids
using other wholesale, highly rate-sensitive, short-term funds.  	Other
funding sources available to the Company include reduction of its federal funds sold, sale of its available-for-sale securities, increasing deposits, and borrowing from its established credit resources. The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.
The Company had unpledged securities of $8.2 million as of June 30, 1998. The Company established a borrowing capacity of $14.5 million with the FHLB during the second quarter of 1998. The Company would need to pledge certain defined collateral, consisting of loans and/or securities, with the FHLB prior to borrowing. Liquidity can also be obtained through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank. The Company currently has unused Federal Funds borrowing lines of $8.0 million with various banks.
		Management believes the Bank has sufficient liquidity to meet its loan commitments, deposit withdrawals and operating costs.


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

		The three broad categories in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 57.6%, 33.8%, and 8.3%, respectively, of the Bank's loan portfolio as of June 30, 1998.  Commercial real estate loans are originated for terms of up to 25 years.  The Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to 5 years.  Consumer installment loans are for a maximum term of
48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.

		Variable interest rate loans comprise 69.8% of the loan portfolio as of June 30, 1998.

		The Bank had standby letters of credit of $0.4 million and commitments to extend credit of $22.3 million as of June 30, 1998. The Bank presently has sufficient liquidity to fund all loan commitments.

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


Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) is presented in the following table:

                                          												Jun 30    	Dec 31
                                     												      1998	      1997
											                                        	(dollars in thousands)
Dollars
Real estate
	Commercial					                                   		$ 78,826  	$ 78,534
	Construction	                                    						1,871	       118
Commercial and industrial					                        	47,265    	44,301
Loans to individuals				                             		11,656    	10,586
Other											                                          409	       122

Total				                                      							140,027   	133,661

Unearned net loan fees and premiums				               	(1,100)     	(891)
Allowance for credit losses						                      (1,567)	   (1,581)

Total, net	                                  								$137,360  	$131,189

Percentages
Real estate
	Commercial                                       							56.3%	     58.8%
	Construction						                                      	1.3       	0.1
Commercial and industrial				                          		33.8      	33.1
Loans to individuals					                                	8.3       	7.9
Other											                                          0.3   	    0.1

Total		                                        									100.0%    	100.0%


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

		The Bank maintains an allowance for credit losses to provide for potential losses in the loan portfolio. Additions to the allowance for credit losses are either charged to operations in the form of a provision for possible credit losses, or recovered from loans
previously charged-off.   All loans that are judged to be uncollectible
are charged against the allowance. The allowance for credit losses is maintained at a level determined by management to be adequate, based on the performance of loans in the Bank's portfolio, evaluation of collateral for such loans, the prospects or worth of the prospective borrowers or guarantors, and such other factors which, in the Bank's judgement, deserve consideration in the estimation of possible losses.
The allowance for credit losses is established and maintained after analyzing loans identified by management with certain unfavorable features affixing a risk of loss attributable to each loan. An inherent risk of loss in accordance with industry standards and economic conditions is then allocated to specific loan pools and to the remainder of the portfolio on an aggregate basis. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OCC periodically reviews the Company's allowance for credit losses as an integral part of their normal recurring examination process, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

		The following table presents loans on nonaccrual status or
contractually past due 90 days or more as to interest or principal payments and still accruing interest:
                                             												Jun 30  	Dec 31
                                           												   1998 	   1997
											                                         	(dollars in thousands)

Loans on nonaccrual status					                         	$1,574  	$2,447
Loans past due 90 days or more and
 still accruing interest						                               21	     660

Total		                                         									$1,595  	$3,107

		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal. Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Had the loans on nonaccrual status paid according to their original terms, the gross interest income to date on such loans would have been approximately $618,000.

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

		There were no loan concentrations to individual borrowers exceeding
10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of June 30, 1998 and December 31, 1997.

		The following table presents loans outstanding, the activity of the allowance for credit losses, and pertinent ratios during the three and six months ended and as of June 30:

                  							      Three Months Ended     Six Months Ended
             							                 June 30,	             June 30,
                     							     1998       1997       1998  	    1997
                          								      (dollars in thousands)


Average gross loans           	$142,564  	$130,939	  $140,489	  $126,300

Total gross loans
 at end of period	             $140,027   $136,674	  $140,027  	$136,674


Allowance for credit losses:
Balance, beginning of period	    $1,553    	$1,414    	$1,581	    $1,369

Charge-offs                      			(16)       	(2)	      (56)       	(5)
Recoveries				                       10	        28	        22	        41

Net (charge-offs) recoveries        	(6)       	26       	(34)       	36
Provisions charged to operations	    20         40	        20	        75

Balance, end of period          	$1,567    	$1,480    	$1,567    	$1,480


Net (charge-offs) recoveries
 during the period to average
 gross loans outstanding
 during period	                   (0.00%)    	0.02%	    (0.02%)	    0.03%


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


Summary of Deposits

		Deposits are currently the Bank's sole source of funds.   The Bank
can obtain additional funds when needed to meet occasional declines in deposits or other short-term liquidity needs through the overnight
purchase of federal funds and other borrowing facilities.   However,
the Bank does not currently use these sources of funds.   Generally,
the Bank has funds in excess of its needs for deposit withdrawals and other short-term liquidity. The Bank regularly sells such excess funds as federal funds sold to other financial institutions.

		The Bank's deposits are attracted primarily from commercial enterprises and individuals. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits, nor does the Bank currently expect to obtain future funding through these types of deposits. The Bank had noninterest-bearing demand deposits of $83.1 million, interest-bearing Negotiable Orders of Withdrawal Accounts ("NOW") and Money Market Deposit Accounts ("MMDA") of $98.6 million, time deposits of $30.7 million, and savings accounts of $12.6 million as of June 30, 1998.

		The Company had interest-bearing deposits of 63.1% and 60.8% of total deposits as of June 30, 1998 and December 31, 1997, respectively.
While the Bank does not experience material seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans and level of liquidity may be affected by seasonal and economic changes of its customers. Management believes it has sufficient liquidity to fund loan commitments, deposit demands and operating costs.

		The following table presents the Bank's average balances of deposits, as a percentage of average total deposits and average interest paid by category for the first six months of 1998 and for the year 1997:

                          										MMDA	                     		 Total
               				 					Demand	  and NOW	  Savings	    Time  	 Deposits
                         											(dollars in thousands)

June 30, 1998
Average balance	     			$81,843  	$94,524  	$11,792  	$25,864  	$214,023
Percent of total			      	38.2%    	44.2%     	5.5%    	12.1%    	100.0%
Average interest
 rate paid	              		0.0%     	2.4%     	2.0%     	5.1%      	1.8%

December 31, 1997
Average balance	     			$76,444  	$91,931  	$11,485  	$19,423  	$199,283
Percent of total		      		38.4%    	46.1%     	5.8%     	9.7%    	100.0%
Average interest
 rate paid              			0.0%     	2.3%     	2.0%     	5.0%      	1.7%


Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve certain measurements of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification of these assets and certain off-balance sheet items are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 1 capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio, less defined portions of intangible assets. Total capital is defined as Tier 1 capital plus the allowance for credit losses, subject to certain limitations. The table below presents the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier 1 risk-based and Tier 1 leverage. The
Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of June
30, 1998.

											                                                  To Be Well
                                                         Capitalized Under
									                                 For Capital	   Prompt Corrective
                        	 	Actual	     Adequacy Purposes Action Provisions
              								Amount  	Ratio    	Amount 	Ratio    	Amount 	Ratio
                 									         	(dollars in thousands)
June 30, 1998
Total capital
 (to risk-weighted
 assets)            	$23,107  	13.6%    $13,593  	8.0%   	$16,991  	10.0%
Tier 1 capital
 (to risk-weighted
 assets)             	21,540  	12.7%     	6,796 	 4.0%    	10,195   	6.0%
Tier 1 capital
 (to average assets)		21,540   	8.9%     	9,728  	4.0%    	12,159   	5.0%

December 31, 1997
Total capital
 (to risk-weighted
 assets)            	$22,563 	 13.9%	   $12,962  	8.0%   	$16,202  	10.0%
Tier 1 capital
 (to risk-weighted
 assets)             	20,982  	13.0%     	6,481  	4.0%     	9,721   	6.0%
Tier 1 capital
 (to average assets) 	20,982   	9.0%     	9,368  	4.0%    	11,710   	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of June 30, 1998. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.

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

		The following table presents the repricing periods for interest-earning assets and interest-bearing liabilities and the related repricing gaps as of June 30, 1998:

											After one
									Due within	 Due within	but within	After
									0-3 months	 4-12 months	five years	five
years	      Total
											     (dollars in
thousands)

Interest-earning
 assets (1)	         		$160,877  	$ 8,025  	$26,774  	$19,483  	$215,159
Interest-bearing
 liabilities		         	133,786	    5,599	    2,497	       -    	141,882

Repricing gap	     				  27,091	    2,426   	24,277   	19,483	    73,277

Cumulative
 repricing gap	     	  $ 27,091  	$29,517  	$53,794  	$73,277

Cumulative gap
 as a percent of
 earning assets	          	12.6%	    13.7%	    25.0%	    34.1%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had interest-earning assets of $160.4 million and interest-bearing demand and savings deposits of $111.0 million as of June 30, 1998 that are able to reprice overnight.

		The Company had available-for-sale securities of $6.9 million recorded at market value as of June 30, 1998. The available-for-sale securities consist primarily of U.S. government agency medium-term notes. The Company also had held-to-maturity securities at amortized cost of $6.3 million as of June 30, 1998. The held-to-maturity securities are collateralized mortgage obligations that may be repaid without penalties. The value of these securities is subject to fluctuation based upon current medium-term and long-term interest rates.

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

A. The Annual Meeting of Stockholders was held on May 18,
1998.

B. The Stockholders elected the following Directors for a one-year term during the Annual Meeting:

Michael W. Abdalla
Michael J. Christianson
Kenneth J. Cosgrove
Robert W. Creighton
Charles R. Foulger
Gerald R. Holte
James E. Mahoney
Wayne F. Miller
San E. Vaccaro

All votes, including those by proxy, resulted in the election of all management nominees. Additionally, there was no solicitation in opposition to management's nominees.

C.		The Stockholders ratified the appointment of McGladrey &
Pullen, LLP as independent public accountants for the Company and its subsidiary Bank for the year 1998 by a vote of 1,157,042 for and none against the ratification during the Annual Meeting.


ITEM 5.		OTHER INFORMATION

					None


ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

					None

Signatures

		Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE	          		Date:    JULY 30, 1998
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON	          		Date:    JULY 30, 1998
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI			             	Date:    JULY 30, 1998
		 Jerro M. Otsuki, Vice President
		 and Controller


10

28