Form 10-Q
period 1998-09-30
ORANGE NATIONAL BANCORP
filed 1998-11-04
CIK 801443

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C 20549


                                FORM 10-Q


X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1998

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






                       APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant had 1,996,788 shares of common stock outstanding as of November 2, 1998.

                           ORANGE NATIONAL BANCORP
                        QUARTERLY REPORT ON FORM 10-Q
                             SEPTEMBER 30, 1998
                              TABLE OF CONTENTS



PART I	.	FINANCIAL STATEMENTS

Item 1.	Financial statements

			Consolidated Balance Sheets as of September 30, 1998 (unaudited)
			and December 31, 1997						                                          	3

			Consolidated Statements of Earnings for the Three and Nine
			Months Ended September 30, 1998 and 1997 (unaudited)				              4

			Consolidated Statements of Comprehensive Income for the Three
			And Nine Months Ended September 30, 1998 and 1997 (unaudited)				     5

			Consolidated Statements of Stockholders' Equity for the
			Three Months Ended September 30, 1998 and 1997 (unaudited)				        6

			Consolidated Statements of Stockholders' Equity for the
			Nine Months Ended September 30, 1998 and 1997 (unaudited)				         7

			Consolidated Statements of Cash Flows for the Three and Nine
			Months Ended September 30, 1998 and 1997 (unaudited)				              8

			Notes to Consolidated Financial Statements					                       9

Item 2.	Management's Discussion and Analysis
     			of Financial Condition and Results of Operations					           10



PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings							                                        24

Item 2.	Changes in Securities							                                    24

Item 3.	Defaults Upon Senior Securities						                           24

Item 4.	Submissions of Matters to a Vote of Security Holders					       24

Item 5.	Other Information							                                        24

Item 6.	Exhibits and Reports on Form 8-K						                          24



SIGNATURES	                                                        					25

ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
September 30, 1998 (unaudited) and December 31, 1997
                                           										Sep 30	      Dec 31
                                     									       	1998        	1997
                                      					 					 (unaudited)	  (audited)
                                                   (dollars in thousands)
Assets
Cash and cash equivalents			     	                  $ 66,051   	$  81,147
Securities
	Held-to-maturity securities (fair value
  of $5,179 in 1998	and $8,972 in 1997)           			 	5,171       	9,037
 	Available-for-sale securities 	 			                 41,886       	9,146
Loans, net of allowance for credit losses
  of $1,584 in 1998	and $1,581 in 1997          	 			139,125     	131,189
Premises and equipment, net				                        5,560       	5,057
Other real estate owned, net 	 		                        	31         	126
Accrued interest receivable	 			                         957	         985
Cash value of life insurance 	 		                     	4,973       	4,808
Other assets			 			                                      982	         784

                                          										$264,736    	$242,279



Liabilities
Deposits				                                  	 	 	 $239,720    	$218,792
Accrued interest payable and other liabilities 			     1,874	       1,901

			Total liabilities	                             			241,594     	220,693

Commitments and Contingencies		                         		-           	-

Stockholders' Equity
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 1,993,788 in 1998
  and 1,970,046 in 1997		                             	8,018       	7,864
	Retained earnings  			                              	15,098      	13,778
	Unrealized gain (loss) on
  available-for-sale securities, net	 		                  26	         (56)

			Total stockholders' equity 	                  			  23,142	      21,586

                                          										$264,736    	$242,279









See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)
                   							        Three Months Ended    Nine Months Ended
							                              September 30,        September 30,
                          						     1998     1997       1998  	    1997
      							                       (in thousands, except per share data)
Interest Income
	Loans	 	                  		     	$3,555   	$3,458  	 $10,518   	$ 9,671
	Securities	                       			379      	313       	821     	1,302
	Federal funds sold 	            	    918	      440   	  2,276  	     982

			Total interest income 	         	4,852    	4,211    	13,615    	11,955

Interest Expense, deposits        		1,131	      848	     3,046	     2,435

			Net interest income            		3,721    	3,363    	10,569     	9,520

Provision for Credit Losses		          40	       15	        60 	       90

			Net interest income after
			provision for credit losses	    	3,681    	3,348    	10,509     	9,430

Other Income	                      			901    	1,000     	2,661     	3,315

Other Expenses		                   	3,116    	2,936	     9,214	     8,931

			Earnings before income taxes	   	1,466    	1,412     	3,956     	3,814

Provision for Income Taxes 	      	   577	      560	     1,546	     1,513

			Net earnings                 	 	$  889  	 $  852	   $ 2,410	   $ 2,301






Basic earnings per share		         $ 0.44	   $ 0.43	   $  1.21	   $  1.17

Weighted average number of common
 shares outstanding (in thousands)	 1,994	    1,961   	  1,987   	  1,959


Diluted earnings per share		       $ 0.42	   $ 0.43	   $  1.16	   $  1.16

Weighted average number of common
 shares outstanding and diluted
 potential common shares
 (in thousands)	                 	  2,106	    2,003	     2,071   	  1,991



See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)
                         							     Three Months Ended  Nine Months Ended
                      							            September 30,     September 30,
                             							     1998    1997     1998 	    1997
                                								      (dollars in thousands)
Net earnings	                         			$889   	$852   	$2,410   	$2,301

Other comprehensive income
	Net change in unrealized gains
  (losses) on available-for-sale
  securities, net of tax		                 58	     54	       82	       56

Comprehensive income 	                  	$947   	$906   	$2,492   	$2,357





































See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 1998 and 1997 (unaudited)
                                             										Unrealized
                                             										Gain (Loss)
                                             										Available-
							               	     Common Stock    	Retained	  For-Sale
               							     Shares  	Amount  	Earnings	 Securities	 Total
                               (in thousands, except per share data)
Balance, June 30, 1998    	1,993   	$8,012   	$14,408   	$(32)   	$22,388

Net earnings               			-        	-        	889     	-         	889
Cash dividend paid
 ($.10 per share)            	-        	-       	(199)    	-        	(199)
Exercise of stock options     	1	        6        	-      	-           	6
Net change in unrealized
 gain (loss)
	on available-for-sale
	securities	         	 	      -  	      -   	      -   	   58	         58

Balance,
 September 30, 1998       	1,994   	$8,018	   $15,098   	$ 26    	$23,142



Balance, June 30, 1997    	1,961   	$7,751   	$12,421  	$(121)   	$20,051

Net earnings               			-        	-        	852     	-         	852
Cash dividend paid
 ($.10 per share)            	-        	-       	(196)    	-        	(196)
Exercise of stock options     	4       	45        	-      	-          	45
Net change in unrealized
 gain (loss)
	on available-for-sale
	securities		 	               -  	      -          -       54	         54

Balance,
 September 30, 1997       	1,965   	$7,796   	$13,077 	 $( 67)   	$20,806



















See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1998 and 1997 (unaudited)
                                             										Unrealized
                                             										Gain (Loss)
                                              										Available-
 							               	     Common Stock     	Retained	 For-Sale
                							     Shares  	Amount   	Earnings Securities	 Total
                               (in thousands, except per share data)
Balance, December 31, 1997 	1,970   	$7,864   	$13,778	   $(56)   	$21,586

Net earnings		                	-        	-      	2,410     	-       	2,410
Cash dividends paid
 ($.55 per share)             	-        	-     	(1,090)    	-      	(1,090)
Exercise of stock options	     24	      154        	-      	-         	154
Net change in unrealized
 gain (loss)
	on available-for-sale
	securities		           	      -  	      -  	       -   	   82	         82

Balance, September 30, 1998	1,994   	$8,018   	$15,098 	  $ 26    	$23,142



Balance, December 31, 1996 	1,953   	$7,676   	$11,403  	$(123)   	$18,956

Net earnings	                		-        	-      	2,301     	-       	2,301
Cash dividends paid
 ($.32 per share)             	-        	-       	(627)    	-        	(627)
Exercise of stock options 	    12	      120        	-      	-         	120
Net change in unrealized
 gain (loss)
	on available-for-sale
	securities		           	      -  	      -  	       -  	    56	         56

Balance, September 30, 1997	1,965   	$7,796   	$13,077  	$( 67)   	$20,806



















See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Nine Months Ended September 30, 1998 and 1997 (unaudited)
                    							      Three Months Ended    Nine Months Ended
                 							            September 30,        September 30,
                        						     1998 	     1997      1998       1997
                            								      (dollars in thousands)
Cash Flows from
 Operating Activities
	Net earnings                			 $   889	   $   852	   $ 2,410 	  $ 2,301
	Adjustments to reconcile
  net earnings to	net cash
  provided by
  operating activities:
		Depreciation and amortization    		147       	123       	394       	393
		Provision for credit losses 		      40	        15	        60        	90
		(Gain) on sale of loans 	        	(192)	     (319)	     (578)  	 (1,110)
		Proceeds from loan sales 	      	2,992     	4,769     	8,774	    14,828
		Origination of loans
   held for sale                		(2,800)	   (4,450)   	(8,196)  	(13,718)
		Decrease (increase) in
   other assets                     		10        	75      	(196)      	(37)
		(Gain) on cash value of
   life insurance	                  	(60)      	(59)     	(195)     	(160)
		Increase (decrease) in
   other liabilities           		    169  	     203	       (27)       552

			Net cash provided
    by operating activities 	      1,195	     1,209	     2,446	     3,139

Cash Flows from
 Investing Activities
	Proceeds from sales and
  maturities of securities        	5,018     	2,391	    10,788    	20,951
	Purchase of securities	        	(38,797)       	-    	(39,524)       	-
	Net (increase) in loans        		(1,805)   	(2,054)   	(8,028)  	(16,544)
	Proceeds from sale of
  other real estate owned            	-        	319       	126	     1,387
	Purchase of life insurance         		-         	-         	-       	(885)
	Purchases of premises and
  equipment	                  	      (50)	      (17)  	   (896)  	   (287)

			Net cash provided by	(used
    in) investing activities	 	  (35,634)  	    639   	(37,534)	    4,622

Cash Flows from
 Financing Activities
	Net increase in deposits       		14,731     	9,943    	20,928	     8,157
	Proceeds from exercise
  of stock options	                   	6	        45       	154       	120
	Cash dividends paid		              (199)      (196)	   (1,090) 	    (627)

			Net cash provided by
   	financing activities 	        14,538   	  9,792	    19,992    	 7,650

			(Decrease) increase in
 			cash and cash equivalents  		(19,901)   	11,640   	(15,096)  	 15,411
Cash and cash equivalents
 at beginning of period         	 85,952   	 50,207    	81,147   	 46,436
Cash and cash equivalents
 at end of period	              	$66,051   	$61,847   	$66,051   	$61,847

Supplemental Cash Flow
 Information
	Cash payments for:
		Interest	                    			$1,120      	$833    	$3,031	    $2,435
		Income taxes	                  	$  652      	$560    	$1,549    	$1,403
	Non-cash investing activities:
		Loans to finance
   the sale of real estate	      	$   -       	$ -     	$   -     	$1,077
		Loans foreclosed on
   by the Company	               	$   -       	$ -     	$   31    	$  145

See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	Basis of Presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp ("Company") and its wholly-owned subsidiary, Orange
National Bank ("Bank").

		The consolidated balance sheet (unaudited) as of September 30, 1998, and the related consolidated statements (unaudited) of earnings, comprehensive income, stockholders' equity and cash flows for the three and nine months ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 1998.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997, annual report on Form 10-K. The operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the operating results for all of 1998.

Note 2.	Other income and expense

		Other income and expense for the three and nine months ended
September 30 consisted of the following:
                       							      Three Months Ended  Nine Months Ended
                    							            September 30,	     September 30,
                           							     1998     1997      1998 	    1997
                              								      (dollars in thousands)
Other income
	Service charges on deposit accounts	 	$352   	$  372   	$1,098   	$1,179
	Fees for other customer services 	    	232      	190      	639      	545
	Gain on sale of loans 		               192      	319	      578    	1,110
	Increase in cash value of
  life insurance	                       	60	       59      	195      	160
	Other		                           				  65  	     60	      151   	   321

                               								$901   	$1,000   	$2,661	   $3,315

Other expense
	Salaries, wages and
  employee benefits 	               	$1,497	   $1,522   	$4,493   	$4,538
	Occupancy				                          335      	286    	1,011      	853
	Data processing	                      	241      	227      	708      	687
	Furniture and equipment 	             	214      	182      	561      	541
	Promotion		                          		169      	166      	525      	570
	Legal and professional services 	     	210      	187      	686      	593
	Stationery and supplies 	              	53       	54      	206      	168
	Telephone and postage 	               	110      	116      	327      	314
	Other real estate owned 		               7       	17       	14       	93
	Other						                            280   	   179	      683   	   574

                             								$3,116   	$2,936   	$9,214   	$8,931

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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


Results of Operations

		Total interest income was $4.9 million in the third quarter of 1998, an increase of $0.7 million or 15.2% from the $4.2 million in the third quarter of 1997.  Total interest income was $13.6 million in the first nine months of 1998, an increase of $1.6 million or 13.9% from the
$12.0 million in first nine months of 1997.  The average interest-
earning assets were $230.9 million in the third quarter of 1998, an increase of $41.4 million or 21.8% from the $189.5 million in the third quarter of 1997.  The average interest-earning assets were $213.7 million in the first nine months of 1998, an increase of $31.5 million or 17.3% from the $182.2 million in the first nine months of 1997.  The average yield on interest-earning assets was 8.4% in the third quarter of 1998, a decrease of 0.5% from the 8.9% in the third quarter of 1997.
The average yield on interest-earning assets was 8.5% in the first nine months of 1998, a decrease of 0.3% from the 8.8% in the first nine months of 1997.  The increase in interest income in the third quarter and the first nine months of 1998 as compared to the similar periods of
1997 resulted from higher levels of interest-earning assets in spite of slightly lower interest rates.

		Interest income on loans was $3.6 million in the third quarter of 1998, an increase of $0.1 million or 2.8% from the $3.5 million in the third quarter of 1997. Interest income on loans was $10.5 million in the first nine months of 1998, an increase of $0.8 million or 8.8% from the $9.7 million in the first nine months of 1997. The increase in interest income on loans in the third quarter and first nine months of 1998 as compared to the similar periods of 1997 resulted from (1) the increase in the average size of the loan portfolio, (2) the slightly lower long-term interest rates during 1998, and (3) the payoff and full collection of all past-due principal and delinquent interest of certain nonaccrual loans in 1998. The average size of the loan portfolio was $138.6 million in the third quarter of 1998, an increase of $2.3 million or 1.7% from the $136.3 million in the third quarter of 1997.
The average size of the loan portfolio was $139.2 million in the first nine months of 1998, an increase of $10.0 million or 7.8% from the $129.2 million in the first nine months of 1997. The yield on the loan portfolio was 10.3% in the third quarter of 1998, an increase of 0.2% from the 10.1% in the third quarter of 1997. The yield on the loan portfolio was 10.1% in the first nine months of 1998, an increase of 0.1% from the 10.0% in the first nine months of 1997. The increase in the average size of the loan portfolio resulted from sustained net loan fundings throughout 1997 and the first nine months of 1998. The increase in the yield resulted from the collection of nonaccrual loans in the first nine months of 1998. The yield on loans moves with changes in the prime rate as approximately 66% of the loan portfolio are based on variable rates.

		Interest income on securities was $0.4 million in the third quarter of 1998, an increase of $0.1 million or 21.4% from the $0.3 million in the third quarter of 1997.  Interest income on securities was $0.8 million in the first nine months of 1998, a decrease of $0.5 million or
36.9% from the $1.3 million in the first nine months of 1997.  The decrease in interest income on securities during the first nine months of 1998 as compared to the similar period in 1997 resulted from the decrease in the average size and lower yields of the investment securities portfolio.  However, the increase in interest income on securities during the third quarter of 1998 as compared to the similar period of 1997 resulted from the large amount of investment securities purchased in the third quarter of 1998 in advance of the lower interest rate environment in the fourth quarter of 1998.  The average size of the securities portfolio was $25.5 million in the third quarter of
1998, an increase of $4.2 million or 19.7% from the $21.3 million in the third quarter of 1997.  The average size of the securities portfolio was $18.6 million in the first nine months of 1998, a decrease of $10.0 million or 34.9% from the $28.6 million in the first nine months of 1997.  The yield on securities was 6.0% in the third quarter of 1998, an increase of 0.1% from the 5.9% in the third quarter of 1997.  The yield on securities was 5.9% in the first nine months of
1998, a decrease of 0.2% from the 6.1% in the first nine months of
1997.  The increase in the size and yield of the investment securities portfolio resulted from purchases of large amounts of investment securities in the third quarter of 1998 despite several higher yielding bonds being called throughout 1997 and into the first nine months of
1998.

		Interest income on federal funds sold was $0.9 million in the third quarter of 1998, an increase of $0.5 million or 108.6% from the $0.4 million in the third quarter of 1997.  Interest income on federal funds sold was $2.3 million in the first nine months of 1998, an increase of
$1.3 million or 131.8% from the $1.0 million in the first nine months of 1997.  The increase in interest income on federal funds sold during the third quarter and first nine months of 1998 as compared to the similar periods of 1997 resulted from the large increase in the average size of federal funds sold in 1998.  The average balance of federal funds sold was $66.8 million in the third quarter of 1998, an increase of $34.9 million or 109.4% from the $31.9 million in the third quarter of 1997.  The average balance of federal funds sold was $55.9 million in the first nine months of 1998, an increase of $31.5 million or
128.9% from the $24.4 million in the first nine months of 1997.  The yield on federal funds sold was 5.5% in the third quarter of both 1998 and 1997.  The yield on federal funds sold was 5.4% in the first nine
months of both 1998 and 1997.   The increase in the federal funds sold
resulted from excess funds not being invested in investment securities throughout 1997 and into the first half of 1998 due to the extremely flat yield curve.  However, portions of federal funds sold were used in the third quarter of 1998 to purchase investment securities in anticipation of an interest rate decrease.

		Interest expense was $1.1 million in the third quarter of 1998, an increase of $0.3 million or 33.4% from the $0.8 million in the third quarter of 1997. Interest expense was $3.0 million in the first nine months of 1998, an increase of $0.6 million or 25.1% from the $2.4 million in the first nine months of 1997. The increase in interest expense resulted from a larger average interest-bearing deposit base, particularly the money market accounts and certificates of deposit, and a slight increase in deposit rates. The average interest-bearing deposits were $150.3 million in the third quarter of 1998, an increase of $28.0 million or 22.9% from the $122.3 million in the third quarter of 1997. The average interest-bearing deposits were $138.3 million in the first nine months of 1998, an increase of $17.2 million or 14.2% from the $121.1 million in the first nine months of 1997. The average rate paid on interest-bearing deposits was 3.0% in the third quarter of 1998, an increase of 0.2% over the 2.8% in the third quarter of 1997.
The average rate paid on interest-bearing deposits was 2.9% in the first nine months of 1998, an increase of 0.2% from the 2.7% in the first nine months of 1997. The increase in the deposit base reflects an overall prosperity of the customer base resulting from an improved economy.

		The provision for credit losses was $40,000 in the third quarter of
1998, an increase of $25,000 from the $15,000 in the third quarter of
1997.  The provision for credit losses was $60,000 in the first nine months of 1998, a decrease of $30,000 from the $90,000 in the first nine months of 1997.  The decrease in the provision for credit losses during the first nine months of 1998 as compared to the first nine months of 1997 reflects a higher quality loan portfolio resulting from an improved local economy in Orange County.  The Company continued to experience recoveries in the first nine months of 1998 on amounts previously charged-off.  These recoveries offset the need for
additional provision.   Management believes that the current allowance
for credit losses is adequate to provide for potential losses in the portfolio.  The current local economic outlook is promising for the remainder of 1998.  However, an assurance cannot be made as to its realization and, accordingly, future provisions for credit losses
cannot be estimated at this time.   While management is optimistic
about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

		Other income was $0.9 million in the third quarter of 1998, a decrease of $0.1 million or 9.9% from the $1.0 million in the third quarter of 1997. Other income was $2.7 million in the first nine months of 1998, a decrease of $0.6 million or 19.7% from the $3.3 million in the first nine months of 1997. The decrease in other income during the third quarter and the first nine months of 1998 primarily resulted from decreased gains on lower volume of SBA loans sold as compared to the similar periods of 1997. The gain on sale of SBA loans was $0.2 million in the third quarter of 1998, a decrease of $0.1 million or 39.8% from the $0.3 million in the third quarter of 1997.
The gain on sale of SBA loans was $0.6 million in the first nine months of 1998, a decrease of $0.5 million or 48.0% from the $1.1 million in the first nine months of 1997.

		Other expenses were $3.1 million in the third quarter of 1998, an increase of $0.2 million or 6.1% from the $2.9 million in the third quarter of 1997. Other expenses were $9.2 million in the first nine months of 1998, an increase of $0.3 million or 3.2% from the $8.9 million in the first nine months of 1997. The increase in other expense in the first nine months of 1998 resulted from the relocation costs associated with moving a branch office and consolidating several administrative offices, and professional fees.

		The provision for income taxes was $0.6 million in the third quarter of both 1998 and 1997.  The provision for income taxes was $1.5 million in the first nine months of both 1998 and 1997.

		Net earnings were $889,000 in the third quarter of 1998, an increase of $37,000 or 4.4% from the $852,000 in the third quarter of 1997.  Net earnings were $2,410,000 in the first nine months of 1998, an increase of $109,000 or 4.8% from the $2,301,000 in the first nine months of
1997.


Financial Condition

		The Company experienced growth during the first nine months of 1998.
Total assets were $264.7 million as of September 30, 1998, an increase of $22.4 million or 9.3% from the $242.3 million as of December 31,
1997.

		Total interest-earning assets were $235.7 million as of September 30, 1998, an increase of $35.7 million or 17.9% from the $200.0 million as of December 31, 1997. The growth resulted in a larger investment securities portfolio and a larger loan portfolio in spite of a decrease in the amount of federal funds sold. The Company continues to focus its efforts on originating quality loans. However, severe competition and the low interest rate environment have curtailed the amount of new loan fundings. The new loans originated in the first nine months of 1998 were funded primarily from the use of cash and increased deposits.

 		The investment securities portfolio was $47.1 million as of September 30, 1998, an increase of $28.9 million or 158.8% from the $18.2 million as of December 31, 1997. The increase in the first nine months of 1998 resulted from the large quantities of investment securities purchased late in the third quarter of 1998 in anticipation of lower future interest rates. The Company did not purchase any other investment securities throughout 1997 and into the first half of 1998 due to the extremely flat yield curve. The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold. Generally, held-to-maturity securities consist of mortgage-backed securities and available-for-sale securities consist of U.S. Government Agency debt and mortgage-backed securities. The market values increased slightly in the first nine months of 1998 resulting from the decrease in short-term and especially long-term interest rates. The Company invested
$0.7 million during the second quarter of 1998 to become a member of the Federal Home Loan Bank of San Francisco ("FHLB").

		The loan portfolio was $139.1 million as of September 30, 1998, an increase of $7.9 million or 6.0% from the $131.2 million as of December
31, 1997. The increase in the first nine months of 1998 resulted from continued loan demand, primarily SBA lending on commercial real estate.
The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $239.7 million as of September 30, 1998, an increase of $20.9 million or 9.6% from the $218.8 million as of December 31, 1997. The increase in the first nine months of 1998 reflects an improving economic climate amongst the large customers of the Bank and the increase in new customers of the Bank.

Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, maturities of investment securities and loan principal reductions.

		The loan-to-deposit ratio was 57.9% and 60.0% as of September 30, 1998 and December 31, 1997, respectively. The decrease in this ratio resulted as the deposits increased at a more rapid rate than loans, primarily due to the increased competition within the loan markets.
The ratio of liquid assets (cash, cash due from banks, federal funds sold, and investment securities with maturities of one year or less) to demand deposits was 41.8% and 44.5% as of June 30, 1998 and December
31, 1997, respectively. The decrease of the liquid asset ratio resulted from the increase in money market demand accounts.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids
using other wholesale, highly rate-sensitive, short-term funds.  	Other
funding sources available to the Company include reduction of its federal funds sold, sale of its available-for-sale securities, increasing deposits, and borrowing from its established credit resources. The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.
The Company had unpledged securities of $41.1 million as of September
30, 1998. The Company established a borrowing capacity of $14.5 million with the FHLB during the second quarter of 1998. The Company would need to pledge certain defined collateral, consisting of loans and/or securities, with the FHLB prior to borrowing. Liquidity can also be obtained through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank. The
Company currently has unused Federal Funds borrowing lines of $8.0 million with various banks.

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

		The three broad categories in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 59.8%, 31.9%, and 7.9%, respectively, of the Bank's loan portfolio as of September 30, 1998.  Commercial real estate loans are originated for terms of up to 25 years.  The Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to 5 years.  Consumer installment loans are for a maximum term of
48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.

		Variable interest rate loans comprised 65.8% and 72.0% of the loan portfolio as of September 30, 1998 and December 31, 1997, respectively.

		The Bank had standby letters of credit of $0.5 million and commitments to extend credit of $24.3 million as of September 30, 1998. The Bank presently has sufficient liquidity to fund all loan commitments.

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






Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) is presented in the following table:
                                          												Sep 30     	Dec 31
                                     												      1998	       1997
                                                   	(dollars in thousands)
Dollars
Real estate
	Commercial						                                   	$ 81,205   	$ 78,534
	Construction						                                    	3,647        	118
Commercial and industrial						                        45,236	     44,301
Loans to individuals				                             		11,248     	10,586
Other		                                   									       442	        122

Total		                                      									141,778    	133,661

Unearned net loan fees and premiums				               	(1,069)      	(891)
Allowance for credit losses			                   			   (1,584)	    (1,581)

Total, net							                                  		$139,125   	$131,189
Percentages
Real estate
	Commercial		                                      					57.2%      	58.8%
	Construction							                                     2.6        	0.1
Commercial and industrial					                         	31.9       	33.1
Loans to individuals					                               	7.9        	7.9
Other											                                         0.4    	    0.1

Total					                                       						100.0%     	100.0%

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

		The following table presents loans on nonaccrual status or
contractually past due 90 days or more as to interest or principal payments and still accruing interest:
                                            												Sep 30  	 Dec 31
                                           	 									   1998	     1997
                                                    	(dollars in thousands)
Loans on nonaccrual status					                        	$1,771   	$2,447
Loans past due 90 days or more and
 still accruing interest						                              -    	   660

Total	                                        										$1,771   	$3,107

		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal. Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Had the loans on nonaccrual status paid according to their original terms, the gross interest income to date on such loans would have been approximately $643,000.

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

		There were no loan concentrations to individual borrowers exceeding
10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of September 30, 1998 and December 31,
1997.

		The following table presents loans outstanding, the activity of the allowance for credit losses, and pertinent ratios during the three and nine months ended and as of September 30:
                      							      Three Months Ended  Nine Months Ended
                   							            September 30,	      September 30,
                         							     1998      1997      1998 	    1997
                             								      (dollars in thousands)
Average gross loans               	$139,684 	$137,202 	$140,218 	$129,974

Total gross loans
 at end of period                 	$141,778	 $138,793 	$141,778 	$138,793


Allowance for credit losses:
Balance, beginning of period	        $1,567	   $1,480   	$1,581   	$1,369

Charge-offs	                          		(35)     	(17)    	 (91)     	(22)
Recoveries				                           12	       87  	     34	      128

Net (charge-offs) recoveries	           (23)      	70      	(57)     	106
Provisions charged to operations	        40	       15	       60	       90

Balance, end of period	              $1,584   	$1,565   	$1,584   	$1,565


Net (charge-offs) recoveries
 during the period to
 average gross loans
 outstanding during period          	(0.02%)   	0.05%   	(0.04%)   	0.08%

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

		The Bank's deposits are attracted primarily from commercial enterprises and individuals. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits, nor does the Bank currently expect to obtain future funding through these types of deposits. The Bank had noninterest-bearing demand deposits of $80.4 million, interest-bearing Negotiable Orders of Withdrawal Accounts ("NOW") and Money Market Deposit Accounts ("MMDA") of $115.4 million, time deposits of $31.0 million, and savings accounts of $12.9 million as of September 30, 1998.

		The Company had interest-bearing deposits of 66.5% and 60.8% of total deposits as of September 30, 1998 and December 31, 1997, respectively. While the Bank does not experience material seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans and level of liquidity may be affected by seasonal and economic changes of its customers. Management believes it has sufficient liquidity to fund loan commitments, deposit demands and operating costs.

		The following table presents the Bank's average balances of
deposits, as a percentage of average total deposits and average interest paid by category for the first nine months of 1998 and for the year 1997:
                        										MMDA	                        		 Total
            				 					Demand   	and NOW	   Savings	     Time   	 Deposits
                        											(dollars in thousands)
September 30, 1998
Average balance	  			$82,731   	$99,040   	$11,972   	$27,265	   $221,008
Percent of total   				37.5%     	44.8%      	5.4%     	12.3%     	100.0%
Average interest
 rate paid	           		0.0%      	2.4%      	2.0%      	5.1%       	1.8%

December 31, 1997
Average balance		  		$76,444   	$91,931   	$11,485   	$19,423   	$199,283
Percent of total	   			38.4%     	46.1%      	5.8%      	9.7%     	100.0%
Average interest
 rate paid		           	0.0%      	2.3%      	2.0%      	5.0%       	1.7%

Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve certain measurements of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification of these assets and certain off-balance sheet items are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 1 capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio, less defined portions of intangible assets. Total capital is defined as Tier 1 capital plus the allowance for credit losses, subject to certain limitations. The table below presents the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier 1 risk-based and Tier 1 leverage. The
Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of September 30, 1998.

To Be Well

Capitalized Under
                    									                For Capital    Prompt Corrective
                        								Actual	   Adequacy Purposes Action Provisions
                    								Amount	 Ratio  	Amount 	Ratio  	Amount 	Ratio
                    									         	(dollars in thousands)
September 30, 1998
Total capital
 (to risk-weighted assets)	$23,792	 13.7%  	$13,943 	8.0%  	$17,428	 10.0%
Tier 1 capital
 (to risk-weighted assets) 	22,208 	12.7%    	6,971 	4.0%   	10,457  	6.0%
Tier 1 capital
 (to average assets)      		22,208  	8.6%   	10,352 	4.0%   	12,940  	5.0%

December 31, 1997
Total capital
 (to risk-weighted assets)	$22,563 	13.9%  	$12,962 	8.0%  	$16,202 	10.0%
Tier 1 capital
 (to risk-weighted assets) 	20,982 	13.0%    	6,481 	4.0%    	9,721  	6.0%
Tier 1 capital
 (to average assets)      		20,982	  9.0%    	9,368 	4.0%   	11,710  	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of September 30, 1998.
The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.

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

		The following table presents the repricing periods for interest-
earning assets and interest-bearing liabilities and the related repricing gaps as of September 30, 1998:
                                Due  					Due		After one
                 								     within	   within	but within	After
                                0-3      4-12    five     five
						                        months	   months   years    years	    Total
                         											     (dollars in thousands)
Interest-earning assets (1)  $143,382	 $21,650 	$28,993 	$43,465 	$237,490
Interest-bearing liabilities	 150,282	   7,750	   1,243	      -   	159,275

Repricing gap				           	  (6,900) 	13,900  	27,750	  43,465	   78,215

Cumulative repricing gap			  $ (6,900)	$ 7,000 	$34,750 	$78,215

Cumulative gap as a
 percent of earning assets  		 (2.9)%    	2.9%   	14.6%	   32.9%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had interest-earning assets of $142.5 million and interest-bearing demand and savings deposits of $128.1 million as of September 30, 1998 that are able to reprice overnight.

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


Year 2000 Issue

		The Company conducted a comprehensive review of its computer, including third-party vendors, and environmental systems identifying the systems that could be affected by the "Year 2000" issue and developed an implementation and monitoring plan to resolve the issue.
The Year 2000 is the result of computer programs being written using two digits (rather than four) to define the applicable year.  Any of the vendor programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing vendor software and upgrading to new software packages, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is also actively monitoring the Year 2000 progress of its third-party data processing vendor.  The Company presently estimates the costs of these
modifications and upgrading at $0.3 million, which will be expensed as incurred. These costs are based on management's best estimates, which were derived using numerous assumptions of future events.  There can be no guarantee that these estimates will be achieved and actual results
could differ materially from those anticipated.   Additionally, should
such modifications and upgrades not be completed timely, the Year 2000 may have a material impact on the operations of the Company.

Impact of Recently Issued or Adopted Accounting Standards

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

		In February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the annual disclosure requirements for pensions and other postretirement benefits. SFAS 132 does not affect the results of operations or financial position of the Company. SFAS 132 is effective for years beginning after December 15, 1997.

		In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June
15, 1999. Earlier application is encouraged, but it is permitted only as of the beginning of any quarter that begins after June 1998. The impact of the adoption of the provisions of SFAS 133 on the results of operations or the financial position of the Company has not been determined.

		Management does not believe the application of these Statements to transactions of the Company that have been typical in the past will materially affect the Company's financial position and results of operations.

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



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE			           Date:    	  NOVEMBER 3, 1998
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON			           Date:    	  NOVEMBER 3, 1998
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI				              Date:    	  NOVEMBER 3, 1998
		 Jerro M. Otsuki, Vice President
		 and Controller