Form 10-K
period 1998-12-31
ORANGE NATIONAL BANCORP
filed 1999-03-19
CIK 801443

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C 20549

                                  FORM 10-K

X		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		 EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998
                                    OR

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

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $37,097,336 as of February 28,1999. The aggregate market value of the voting shares held by nonaffiliates includes all stockholders except officers and directors and was computed based on a market price of $27.63 per share.

2,000,171 Shares of Common Stock were outstanding at February 28, 1999.

             DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 17, 1999.

                           ORANGE NATIONAL BANCORP

                       1998 ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS


PART I

Item 1.		Business							                                                 3

Item 2.		Properties							                                              18

Item 3.		Legal Proceedings							                                       19

Item 4.		Submissions of Matters to a Vote of Security Holders			       	19


PART II

Item 5.		Market for Registrant's Common Equity and Related
         Stockholder Matters	                                         		19

Item 6.		Selected Financial Data						                                 	21

Item 7.		Management's Discussion and Analysis of Financial Condition
         and Results of Operations		                                    22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk				 27

Item 8.		Financial Statements and Supplementary Data					               28

Item 9.		Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures		                                    28


PART III

Item 10.		Directors and Executive Officers of the Registrant					       29

Item 11.		Executive Compensation					                                  	29

Item 12.		Security Ownership of Certain Beneficial Owners and
          Management			                                                 29

Item 13.		Certain Relationships and Related Transactions					           29


PART IV

Item 14.		Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K		                                        	30

        				Signatures						                                           	31

		        		Index to Exhibits						                                    	33

PART I

ITEM 1. BUSINESS


General

		Orange National Bancorp ("Bancorp" or "Company") was organized and incorporated as a bank holding company under the laws of the State of California on July 28, 1986. The Company acquired all the outstanding capital stock of Orange National Bank ("Bank") in a one-bank holding company organization at the direction of the Board of Directors of the Bank. The Company commenced operations as a bank holding company within the definition of the Bank Holding Company Act of 1956, as amended, and is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Bank became a wholly-owned subsidiary of the Bancorp on January 16, 1987, with the approval of the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Board ("FRB"). The Bank was organized and chartered as a national banking association on October 31, 1979 and opened for business on that date.

		Substantially all consolidated operating earnings and net earnings are presently derived from banking related activities. Such banking related activities would continue to represent the Company's primary source of operating earnings and net earnings for the foreseeable future. The Bank currently has six branch offices located throughout
Orange County, California.


Narrative Description of Business

		The Company is engaged in the ownership of one commercial bank.  The
Company does not consider its business to be seasonal nor to be dependent upon a single customer or a few customers.  Thus, the loss of any one customer would not have a material adverse effect upon the
Company or its subsidiary.  Neither the Company nor its subsidiary operate outside the United States nor derive revenues from customers located outside of the United States.

		The Bank offers a full range of commercial banking services, including the acceptance of demand, money-market, savings and time deposits; and the origination of commercial, real estate, Small
Business Administration, personal, equity, home improvement, automobile, installment and term loans; and letters and lines of credit. The Bank also offers travelers' checks, safe deposit boxes, notary public, international banking and other customary bank services to its customers, except trust services. The lobby of each branch is open from 9:00 a.m. to 5:00 p.m., Monday through Thursday and 9:00 a.m. through 6:00 p.m. on Friday. Selected branches are open on Saturday.
Each branch has an automated teller machine ("ATM") that is included on several national ATM networks. In addition, drive-up services are available at three branch offices. The Federal Deposit Insurance Corporation ("FDIC") insures the deposits of the Bank up to a maximum of $100,000, subject to certain limitations. The Bank is a member of the Federal Reserve System.

		The Bank currently does not issue MasterCard or VISA credit cards, but honors merchant drafts under both types of cards.

		The principal sources of the Bank's income are interest income and fees from the Bank's loan portfolio, interest income on the Bank's investments and gains on sales of loans. These sources comprised
66.8%, 20.5% and 3.0%, respectively, of the Bank's total income for 1998. Other sources of income include fees on deposit accounts and other customer services.

Distribution of Assets, Liabilities, and Stockholders' Equity

		The following schedule presents the average balances of the Company's asset, liability, and stockholders' equity accounts and the distribution percentage of each item based on total average assets.
Average balances were computed using the average daily balances for the years ended December 31:

							                    1998              1997              1996
			             					Dollars 	Percent 	Dollars 	Percent 	Dollars 	Percent
			               					 		          (dollars in thousands)
Assets
Cash and due
 from banks	       	$ 19,665   	7.8% 	$ 23,212  	10.5%  $ 20,415   	9.4%
Securities		       			27,700  	11.0    	26,134  	11.8    	44,937  	20.7
Federal funds sold	  	54,177  	21.5		   29,362  	13.3	   	29,725	  13.7
Loans			          			139,521  	55.4	  	131,077	  59.4	  	109,802  	50.7
Less allowance
 for credit losses	  	(1,580) 	(0.6)	  	(1,488) 	(0.7)  		(1,487) 	(0.7)
	Net loans	       			137,941  	54.8		  129,589  	58.7	  	108,315  	50.0
Premises and
 equipment, net      		5,510	   2.2	    	5,187   	2.4	    	5,382   	2.5
Other assets			  	     6,875	   2.7		    7,193    3.3		    7,998	   3.7

			Total	assets	   	$251,868 	100.0% 	$220,677 	100.0%	 $216,772 	100.0%


Liabilities and
 stockholders' equity
Liabilities
	Deposits:
		Noninterest
   bearing demand	 	$ 84,499	  33.5% 	$ 76,444 	 34.6% 	$ 67,662	  31.2%
		Money market
   demand and NOW	   103,142  	41.0	    91,931  	41.7   	101,562  	46.9
		Savings			         	12,186   	4.8    	11,485	   5.2    	12,420   	5.7
		Time			         		  28,088	  11.2  	  19,423	   8.8	    15,969	   7.4

			Total deposits	  	227,915  	90.5   	199,283	  90.3   	197,613  	91.2

	Other liabilities	    2,097	   0.8	     1,793	   0.8	     1,381	   0.6

			Total liabilities 230,012	  91.3   	201,076  	91.1   	198,994  	91.8

Stockholders' equity:
	Common stock        		7,950   	3.2     	7,770   	3.5     	7,594   	3.5
	Retained earnings		  13,906	   5.5	    11,831	   5.4  	  10,184	   4.7

			Total
    stockholders'
    equity	        	  21,856	   8.7	    19,601	   8.9	    17,778	   8.2

			Total liabilities
    and	stockholders'
    equity	        	$251,868  100.0%	 $220,677	 100.0%	 $216,772	 100.0%

Interest Income Rates

		Average interest-earning assets, their yields and amounts earned by category are presented in the following chart for the years ended
December 31.  Amounts outstanding are the average daily balances for the respective years, including nonaccrual loans.  Yields and amounts earned include loan origination fees.  The Company does not have tax-
exempt income bonds or notes in its securities portfolio.

			                    								        1998	      1997	      1996
                             												(dollars in thousands)
Securities:
	Average outstanding	             				$27,700   	$26,134   	$44,937
	Average yield		                     				5.78%     	6.02%     	5.85%
	Amount of interest earned        					$1,602    	$1,573	    $2,627
Federal funds sold:
	Average outstanding             					$54,177	   $29,362   	$29,725
	Average yield					                     	5.32%     	5.44%     	5.23%
	Amount of interest earned				        	$2,881	    $1,598    	$1,555
Loans:
	Average outstanding	            				$139,521  	$131,077	  $109,802
	Average yield				                    		10.49%    	10.44%    	10.67%
	Amount of interest and fees earned 		$14,633	   $13,686	   $11,712
Total interest-earning assets:
	Average outstanding					            $221,398  	$186,573  	$184,464
	Average yield		                     				8.63%	     9.04%     	8.62%
	Amount of interest earned					       $19,116   	$16,857	   $15,894

Interest Expense Rates

		The following table presents the Company's average interest-bearing deposits, the average rate paid on such deposits and the amounts paid or accrued for the years indicated.  Amounts outstanding are the average daily balances outstanding for the years ended December 31:

                       											    1998	      1997	       1996
                           												(dollars in thousands)
NOW and money market (1):
	Average outstanding           					$103,142   	$91,931   	$101,562
	Average rate paid				                 	2.44%	     2.34%      	2.47%
	Amount of interest paid or accrued	 	$2,517    	$2,154     	$2,510
Savings:
	Average outstanding	            				$12,186   	$11,485	    $12,420
	Average rate paid				                 	2.01%     	2.02%      	2.00%
	Amount of interest paid or accrued				 $245      	$232       	$249
Time:
	Average outstanding		            			$28,088   	$19,423    	$15,969
	Average rate paid					                 5.00%     	4.98%      	4.76%
	Amount of interest paid or accrued	 	$1,403      	$967       	$760
Total interest-bearing liabilities:
	Average outstanding					           $143,416  	$122,839   	$129,951
	Average rate paid					                 2.90%     	2.73%     	2.71%
	Amount of interest paid or accrued	 	$4,165    	$3,353    	$3,519

Net yield on interest-earning assets	 		6.75%     	7.24%     	6.71%

(1) NOW and money markets include only interest-bearing transaction accounts.

Rate/Volume Analysis of Net Interest Income

		The following table presents the cause and amounts of change in interest income and expense for the years ended December 31:

		         	               1998 over 1997 (1)       1997 over 1996 (1)
                 								Volume  	Rate   	Total   	Volume  	Rate  	Total
                 								           	(dollars in thousands)
Increase (decrease) in:
Interest income:
Investment securities		  $   94	 $  (65)	 $   29 	$(1,099)	$  45 	$(1,054)
Federal funds sold      		1,351	    (68)  	1,283     	(19)   	62      	43
Loans					              	   882	     65	     947 	  2,269	  (295) 	 1,974

	Total interest income 		$2,327 	$(  68) 	$2,259	 $ 1,151 	$(188) $   963

Interest expense:
Money market deposits	  	$  263 	$  100  	$  363  $  (238)	$(118)	$  (356)
Savings deposits	          		14     	(1)     	13     	(19)    	2	     (17)
Time deposits		        		   431	      5	     436  	   164	    43   	  207

	Total	interest expense		$  708 	$  104  	$  812	 $   (93)	$ (73) $  (166)

	Net interest income   		$1,619 	$ (172) 	$1,447  $ 1,244 	$(115) $ 1,129

(1) The variance not solely due to rate or volume is allocated to the rate variance. Nonaccrual loans have been included in this analysis. Loan fees of $1.0 million, $1.1 million and $1.0 million for 1998, 1997, and 1996, respectively, have been included in this analysis. The Company does not have tax-exempt income bonds or notes in its securities portfolio.

Securities

		The Bank's Board of Directors reviews all securities transactions on a monthly basis.  There are no securities from a single issuer other than securities of the U.S. Government, Agencies and corporations whose aggregate market value is greater than 10% of stockholders' equity.
The Bank does not invest in derivative financial instruments.  The Bank
purchases mortgage-backed securities of investment grade only.   The
following schedule summarizes the amounts and the distribution of the
Bank's held-to-maturity securities as of December 31:

	    	                   1998                1997                1996
        		 						Amortized 	Market  	Amortized  Market  	Amortized 	Market
  					           Cost(1)	   Value    Cost(1)    Value	   Cost(1)	   Value
                       										       (dollars in thousands)
Mortgage-backed
 securities	     	$17,640   $17,691  	 $9,037  	$8,972   	$10,937  	$10,844

(1)	Held-to-maturity securities are stated at amortized cost (i.e., cost adjusted for amortization of premium and accretion of discount.)

		The following schedule summarizes the available-for-sale securities as of December 31:

		     	                   1998               1997                1996
           								Amortized 	Market 	 Amortized	Market  	Amortized 	Market
            								Cost (2) 	 Value   	Cost (2) 	Value   	Cost (2)  	Value
                  										       (dollars in thousands)
U.S. Treasury
 securities and
 obligations of
 other U.S.
 Government agencies
 and Corporations	 		$14,503	  $14,512  	$8,992  	$8,976  	$28,992  	$28,899
Mortgage-backed
 securities	         	25,241   	25,226      	-       	-        	-        	-
Other							             911	      911	     170	     170	      174	      174

	Total	available
 -for-sale
 securities         	$40,655  	$40,649	  $9,162	  $9,146	  $29,166	  $29,073

(2)	Available-for-sale securities are stated at fair value with
unrealized gains and losses being reported as an adjustment to stockholders' equity net of the related tax effect.

Maturity of Securities

		The following table summarizes the maturities of the Company's securities and their weighted average yield as of December 31, 1998:

                                   											Carrying 	Market 	Average
                                 										  	Amount(1)  Value 	Yield(2)
							                                     				(dollars in thousands)
Mortgage-backed securities (3)				             $42,866  $42,917	  5.85%

U.S. Treasury Securities and
obligations of U.S. Government
Agencies and corporations:
	Due within one year				                        	9,000   	9,000  	5.31%
	Due after one year but within five years			    	5,512   	5,512  	5.75%
Other					                                				     911	     911  	6.00%

		Total securities		 		                       	$58,289 	$58,340  	5.67%

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

		The three general areas in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 63.8%, 28.2%, and 7.8%, respectively, of the Bank's loan portfolio as of December 31, 1998.  Commercial real estate loans are originated for terms of up to 25 years.  Commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to 5 years.  Consumer installment loans are for a maximum term of 48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.

		Variable interest rate loans comprise 64% of the loan portfolio as of December 31, 1998.

		The Bank had standby letters of credit of $0.5 million and commitments to extend credit of $23.9 million as of December 31, 1998.
The Bank presently has sufficient liquidity to fund all loan commitments.

		The Bank originates loan commitments that are unsecured. The Bank had funded unsecured loans to companies or individuals of $1.9 million with unfunded unsecured commitments of $3.9 million as of December 31, 1998. The Bank has a lending policy to obtain collateral whenever available or desirable, subject to the degree of risk the Bank is willing to undertake.

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

Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) as of December 31 is presented in the following table:

         									      1998	      1997	      1996	      1995	      1994
                          											(dollars in thousands)
Dollars
Real estate:
	Commercial	       			$ 86,049  	$ 78,534	  $ 64,611	  $ 61,891   	$61,881
	Construction	        			5,074	       118	     1,412      	 242     	2,286
Commercial and
 industrial	          		40,217    	44,301    	44,766    	41,361    	40,976
Loans to individuals		 	11,180	    10,586    	10,256	    10,343     	9,384
Other						       		       241	       122	       152	     1,207	       177

		Total	loans				      142,761   	133,661	   121,197	   115,044   	114,704

Unearned net loan fees
 and premiums	         	(1,097)     	(891)     	(837)     	(807)     	(536)
Allowance for credit
 losses		            	  (1,524)	   (1,581)	   (1,369)	   (1,513)	   (1,465)

		Total, net		      		$140,140  	$131,189  	$118,991  	$112,724  	$112,703


Unsecured loans,
 included in
 table above	          	$1,901    	$3,910	    $2,836	    $4,753	    $3,743


Percentages
Real estate:
	Commercial			           	60.2%	     58.8%     	53.3%	     53.8%     	53.9%
	Construction		          		3.6       	0.1       	1.2       	0.2       	2.0
Commercial and industrial 28.2	      33.1	      36.9      	36.0      	35.7
Loans to individuals		    	7.8       	7.9       	8.5       	9.0       	8.2
Other				          				    0.2	       0.1	       0.1	       1.0   	    0.2

		Total loans	        			100.0%    	100.0%    	100.0%	    100.0%    	100.0%

Loan Maturities and Sensitivity to Changes in Interest Rates

		The following table presents the repricing and maturities of the Bank's loan portfolio by category as of December 31, 1998. In addition, the table presents the distribution between those loans with predetermined (fixed) interest rates and those with variable (floating)
interest rates maturing after one year.   Floating rate loans generally
fluctuate with changes in the prime interest rate. The table excludes unearned net loan fees and premiums of $1,097,000.

										                               	After
									                              		one but
                 										Within one  within five    	After
										                  year (1)	     years    	five years	     Total
                   											        (dollars in thousands)
Real estate:
	Commercial	             				$47,267    	$11,443    	$27,339     	$86,049
	Construction		             			5,074         	-          	-        	5,074
Commercial and industrial		 		36,044      	3,752        	421      	40,217
Loans to individuals			      	10,039      	1,141	         -       	11,180
Other						              			     241	         -  	        -   	       241

                   										$98,665    	$16,336    	$27,760    	$142,761


	Distribution between fixed and floating interest rates after one year:

Fixed interest rates				                	$14,602    	$27,760	     $42,362
Floating interest rates					               1,734	         -      	  1,734

                              											$16,336    	$27,760     	$44,096

 (1)	Demand loans and overdrafts are included in the "within one year"
column with scheduled repayments reported in the periods in which the final payments are due.

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

		The following table presents information with respect to loans that were accounted for on a nonaccrual basis or contractually past due 90 days or more as to interest or principal payments, or restructured as of December 31:

                     									   1998	    1997	    1996 	   1995	    1994
								                               			(dollars in thousands)

Loans on non-accrual basis		   	$1,631  	$2,447  	$2,464  	$3,055  	$3,163
Loans past due 90 days or more
 and still accruing interest		      76	     660       	7	      33	     158
Troubled debt restructuring,
 not included above		               -  	     - 	      -        -  	     -

	Total					                   		$1,707  	$3,107  	$2,471  	$3,088  	$3,321

		If all such loans had been current in accordance with their original terms during the year ended December 31, 1998, the gross interest income would have been approximately $382,000.  The amount of interest income included in earnings on these nonaccrual loans was $203,000 in
1998.

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

		There were no loan concentrations exceeding 10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of December 31, 1998, 1997, 1996, 1995 and 1994.

		The following table presents loans outstanding, charge-offs, recoveries on loans previously charged-off, the allowance for credit losses, and pertinent ratios during the years ended and as of December
31:

									                   1998	     1997	     1996	     1995	     1994
								                            			(dollars in thousands)
Average gross loans		    	$139,521 	$131,077 	$109,802 	$114,820 	$114,718

Total gross loans
 at end of period	      		$142,761 	$133,661 	$120,360 	$114,237 	$114,168


Allowance for loan losses:
Balance,
 beginning of period	     		$1,581   	$1,369   	$1,513   	$1,465   	$1,524

Charge-offs:
	Commercial and industrial	   		78       	14      	252      	302      	459
	Real estate construction		    	-	        -        	-        	-        	-
	Commercial real estate			     121       	44	      125	       70       	25
	Installment	         				      -	         8  	     10	       16	        4

                  									    199	       66   	   387	      388	      488
Recoveries:
	Commercial and industrial	   		41      	122       	30       	63      	129
	Leases					                   	-        	-        	-        	45       	-
	Commercial real estate			       1        	9        	8        	8       	-
	Installment		       			        -	         7	       -	        -	         2

                  									     42  	    138   	    38	      116	      131

Net charge-offs (recoveries)			157      	(72)     	349      	272      	357

Additions charged
 to operations	           		   100   	   140	      205   	   320   	   298

Balance, end of period	   		$1,524	   $1,581   	$1,369   	$1,513	   $1,465

Net charge-offs (recoveries)
 during the period to
 average gross loans
 outstanding during year	    	0.11%   	(0.05%)   	0.32%    	0.24%    	0.31%

		The Bank has allocated the allowance for credit losses to provide for the possibility of losses being incurred within loan categories as of December 31 are set forth in the table below:

						      1998           1997          1996          1995          1994
							Percent	    	  Percent	     	Percent		     Percent		     Percent
							Of Loan		      Of Loan		     Of Loan     		Of Loan	     	Of Loan
       Cate-   Allow  Cate-  Allow  Cate-  Allow  Cate-  Allow  Cate-  Allow
							gory    -ance  gory	  -ance 	gory   -ance 	gory   -ance  gory   -ance
                    											(dollars in thousands)
Real estate:
	Commer-
  cial 	60.2%	$1,296	 58.8%	$1,265 	53.3% $  959	 53.8%	$  594	 53.9%	$  468
	Constru-
  ction 	3.6     	-   	0.1     	-	   1.2      	9  	0.2      	3  	2.0    	124
Commer-
 cial and
 indust-
 rial  	28.2    	217 	33.1    	298	 36.9    	343 	36.0    	831	 35.7    	744
Loans to
 indiv
 -iduals 7.8     	11  	7.9	     18  	8.5     	58  	9.0     	62  	8.2    	108
Other	   0.2      -	   0.1	     -	   0.1      -	   1.0	     23	  0.2	     21

							100.0%	$1,524	100.0%	$1,581	100.0%	$1,369	100.0%	$1,513	100.0%	$1,465

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

		The Bank's deposits are attracted primarily from individuals and commercial enterprises. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits. The Bank does not expect to obtain future deposits through the use of brokered deposits. The Bank had noninterest-bearing demand deposits of $99.9 million, interest-bearing NOW and money market accounts of $113.9 million, time deposits for individuals and corporations of $33.3 million, and savings of $13.3 million as of December 31, 1998.

		The Company had interest-bearing deposits of 61.6% and 57.4% of total deposits as of December 31, 1998 and 1997, respectively. While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans may be affected by seasonal and economic changes, which, in turn, may impact liquidity. The Bank has a deposit concentration from five customers of $43,048,000 as of December 31, 1998. Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

		The following table sets forth information regarding the Bank's average balances of deposits, as a percentage of average total deposits and average interest paid by category for the years ended December 31:

                           										MMDA	                      		 Total
				 				               	Demand	   and NOW 	 Savings	     Time	  Deposits
                          											(dollars in thousands)
1998
Average balance			     	$84,499	  $103,142  	$12,186	  $28,088  	$227,915
Percent of total		       		37.1%     	45.3%     	5.3%    	12.3%    	100.0%
Average interest
 rate paid			               0.0%	      2.4%     	2.0%     	5.0%      	1.8%

1997
Average balance		     		$76,444   	$91,931  	$11,485  	$19,423  	$199,283
Percent of total       				38.4%	     46.1%     	5.8%     	9.7%    	100.0%
Average interest
 rate paid	               		0.0%      	2.3%     	2.0%     	5.0%      	1.7%

1996
Average balance		     		$67,662  	$101,562  	$12,420  	$15,969  	$197,613
Percent of total       				34.2%     	51.4%     	6.3%	     8.1%    	100.0%
Average interest
 rate paid	               		0.0%      	2.5%     	2.0%     	4.8%      	1.8%

		The following table indicates the amount and maturity of the Bank's time certificates of deposit over $100,000 as of December 31, 1998:

                                             										        		Percent of
                                                       Balance     Total
                                           										(dollars in thousands)
Less than three months			                              	$16,217   		84.9%
Three months through six months			                         	936    		4.9
Six months through twelve months			                      	1,728    		9.1
Over twelve months			                                 	     211		    1.1

	Total time certificates of deposit over $100,000     		$19,092  		100.0%

Return on Equity and Assets

		The following table indicates the key financial ratios of the Company for the years ended December 31:

										                                             1998	   1997	   1996
Profitability ratios:

	Rate of return on average total assets		             	1.32%  	1.45%  	1.02%

	Rate of return on average stockholders' equity			    15.24%	 16.32% 	12.38%

Capital ratios:

	Cash dividend payment ratio to net earnings		       	41.74%	 25.73% 	32.60%

	Average stockholders' equity to average total assets  8.68%	  8.88%	  8.20%


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

Supervision and Regulation

		The Company is subject to the regulation of the Federal Reserve Bank
Holding Company Act of 1956, as amended, and the Board of Governors of the Federal Reserve System.  The Bank is subject to the regulation of the FDIC and the OCC.  Among other regulations, the OCC establishes minimum capital requirements, which the Bank exceeds as of December 31,
1998.

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

		On October 1, 1998, the FDIC adopted two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed.  The first rule makes risk-based capital standards consistent for two types of credit enhancements
(i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions.  The second rule permits limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes.  The Bank may apply these rules on
September 1, 1998.

		In August 1997, Governor Wilson of California signed Assembly Bill 1432 ("AB1432") which provides for certain changes in the banking laws of California. Effective January 1, 1998 AB1432 eliminates the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment of capital. AB1432 now allows the DFI to close a bank, if the DFI finds that the bank's tangible shareholders' equity is less than 3% of the bank's total assets or $1 million. AB1432 also moved administration of the Local
Agency Program from the California Department of Financial Institutions to the California State Treasurer's office.

		The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one time assessment, payable on November 30, 1996, of approximately 65 basis points per $100 of deposits of SAIF insured deposits including
SAIF insured deposits which were assumed by banks in acquisitions of savings associations. For the years 1997 through 1999 the banking industry will assist in the payment of interest on Financing
Corporation ("FICO") bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the Year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three-year moratorium on conversions of SAIF deposits to Bank Insurance Fund ("BIF") deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five-year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and Department of Housing and Urban
Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified.
Significant revisions are made to the Fair Credit Reporting Act
("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation.
In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

		During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S.
Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit
Insurance Protection Act of 1996. California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

		In 1997, California adopted the Environmental Responsibility Acceptance Act (the "Act") (Cal. Civil Code '' 850-855) to facilitate
(i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and
(ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

		On September 28, 1995, Assembly Bill 1482 (known as the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as "CIBBA") was enacted which allows for early interstate branching in California. Under the federally enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host-state is allowed under IBBEA to impose certain nondiscriminatory conditions on the resulting depository institution until June 1, 1997. California, in enacting CIBBA, authorizes out-of-state banks to enter California by the acquisition of or merger with a California bank that has been in existence for at least five years.

		Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under IBBEA allowing interstate bank merger transactions prior to July
1, 1997 of an out-of-state bank with a California bank that has been in existence for at least five years. The early "opt in" has the reciprocal effect of allowing California banks to merge with out-of-state banks where the states of such out-of-state banks have also
"opted in" under IBBEA. The five-year age limitation is not required when the California bank is in danger of failing or in certain other emergency situations.

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

		Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of certain disparities and allowing the DFI authority to implement certain changes in California banking law which are parallel to changes in national banking law such as closer conformance of California's version of Regulation O to the FRB's version of Regulation O and certain other changes including allowing the repurchase of stock with the prior written consent of the DFI.

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

		The states that opt out must enact a law after September 29, 1994 and before June 1, 1997 that (i) applies equally to all out-of-state banks and (ii) expressly prohibits merger transactions with out-of-state banks. States that opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states. In addition, banks located in states that opt out are not permitted to have interstate branches.
States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

		The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or bank controlling or holding in excess of ten percent of the total deposits nationwide or thirty percent of the total deposits statewide, will not be permitted except under certain specified conditions.
However, any state may waive the thirty- percent provision for such state. In addition, a state may impose a cap of less than thirty percent of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

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

		The procedures for forming a bank holding company have also been simplified. The formal application process for many holding company formations is now a simplified 30-day notice procedure. In addition, the Securities Act of 1933 has been amended by the 1994 Act to further simplify the securities issuance in connection with a bank holding company formation.


Pending Legislation and Regulations

		There are pending legislative proposals to reform the Glass-Steagall
Act to allow affiliations between banks and other firms engaged in
"financial activities," including insurance companies and securities firms.  Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

		It is impossible to predict what effect the enactment of the above-
mentioned legislation will have on the Bancorp, the Bank and on the financial institutions industry in general.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Taxation

		The Company reports its income and expenses using the accrual method of accounting and uses the calendar year as its tax year for both federal income and state franchise tax purposes.  The Company is subject to the federal income tax, under existing provisions of the
Internal Revenue Code of 1986, as amended, in generally the same manner as other corporations.

		The Internal Revenue Service has examined through the Company's 1995 federal income tax return.  The 1995 examination did not result in a material adjustment to the tax return or a material adverse affect on the financial statements.


Employees

		The Bank had 117 full-time and 6 part-time employees, including 46 principal officers as of February 28, 1999. The Bank's employees are not represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that, in general, its employee relations are good.


ITEM 2.		PROPERTIES

		The Bank and the Company's head office, including a branch office, is located in a two-story building located at 1201 East Katella Avenue, Orange, California. The Bank owns both the land and the building.
This building is approximately 16,000 square feet of interior and exterior floor space and is located on a lot of approximately 55,000 square feet. The facility is in good condition and adequate for the Bank's present operations with adequate parking, an automated teller machine and drive-up teller stations.

		The Bank leases the premises at its five full-service branch offices. Each branch has an automated teller machine. Drive-up teller banking is available at two leased branches. The Bank also leases premises for administrative functions. The principal terms relating to premises currently leased by the Bank and the net book value of leasehold improvements as of December 31, 1998 are detailed below.
None of the leases contain any unusual terms and all are "net" or "triple net" leases.

                       									Expiration	Square	Monthly	Renewal  	Net Book
Office Location                     Date  	 Feet   Rental	Options     Value
Branches
77 Plaza	 Square, Orange			       04/30/08 	9,443	$8,860	4 @ 5 yrs.	$681,768
1800 West Katella Avenue, Orange	 12/31/07	 5,266 	8,057	2 @ 5 yrs.	 245,380
7510 East Chapman Avenue, Orange	 09/30/04 	3,300	10,599	2 @ 5 yrs.	 115,733
800 Glenneyre, Laguna Beach			    08/31/07 	5,894 	9,933	1 @ 5 yrs.	 147,709
25255 Cabot Road, Laguna Hills	   01/01/04 	6,737 	8,203	3 @ 5 yrs.	 220,214

Administration
115 North Glassell Street, Orange 12/31/00 	1,600   	640	1 @ 5 yrs.  	17,092
1249 East Katella Avenue, Orange	 01/06/03	13,845	11,429	2 @ 5 yrs.  159,191

                                                     													$1,587,087


ITEM 3.		LEGAL PROCEEDINGS

		To the best of management's knowledge, there are no pending or threatened legal proceedings to which the Bank or the Company is or may become a party, which may have a materially adverse effect upon the
Bank, the Company or their property.   However, in the normal course of
business, the Bank, or the Company may initiate actions to protect their interests and may occasionally be made a party to actions relating thereto seeking to recover damages from the Bank, or the Company.


ITEM 4.		SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

		None



                                 PART II


ITEM 5.		MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
					STOCKHOLDER MATTERS


Stock Market Information

		Shares of Company's common stock are traded on the National Association of Securities Dealers Automated Quotation system (NASDAQ), under the ticker symbol OGNB. Active traders for the stock are Everen Securities, 620 Newport Center Drive, Suite 1300, Newport Beach,
California 92660 and Smith Barney, 650 Town Center Drive, Suite 100,
Costa Mesa, California 92626.

		The following table summarizes the approximate high and low prices for the Company's common stock since the first quarter of 1996.

							                   1998                1997              1996

	Calendar Quarter		  High	     Low	      High	     Low	     High  	  Low
		1st quarter		   	$25.750  	$23.750  	$15.125  	$13.125  	$12.50 	 $10.50

 	2nd quarter     		31.250   	25.125   	18.000   	13.750   	15.00   	11.75

		3rd quarter    			30.000   	17.000   	21.125	   17.500   	14.50   	13.25

		4th quarter	    		27.750   	19.000   	24.250   	19.750   	13.75   	12.75

History of Cash and Stock Dividends and Stock Splits

		The Company has a history of paying cash dividends to its stockholders. In recent years, the Company has paid dividends quarterly. The following table summarizes the cash dividend history of the Company:

									                         Cash Dividends Paid
				Year	     		               	 Per Share	      Total
				1984	                       			$0.09	     $  143,568
				1985				                        0.10        	166,320
				1986			                        	0.12        	200,584
				1987				                        0.16        	250,730
				1988			                        	0.13        	202,734
				1989			                        	0.17        	267,329
				1990			                        	0.18	        290,008
				1991			                          	-              	-
				1992			                        	0.30        	485,130
				1993			                          	-              	-
				1994	                        			0.05         	91,956
				1995		                        		0.25        	473,947
				1996			                        	0.37        	718,417
				1997		                        		0.42        	823,974
				1998			                        	0.70      	1,389,986

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

		The Company declared a $0.15 per common share quarterly dividend on
January 20, 1999 to the stockholders of record as of February 11, 1999, paid on March 1, 1999.

		The Company had approximately 451 stockholders of record as of February 28, 1999.


Transfer Agent and Registrar

		U.S Stock Transfer Corporation
		1745 Gardena Avenue
		Glendale, CA 91204-2991

ITEM 6.		SELECTED FINANCIAL DATA

		The selected financial data presented below as of and for the years ended December 31 is derived from and should be read in conjunction with the consolidated financial statements and the notes thereto of the
Company which have been audited by McGladrey & Pullen, LLP, independent certified public accountants.  The consolidated financial statements as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 and the report thereon of McGladrey & Pullen,
LLP are included with Item 14 of this Form 10-K.

									               1998	      1997	      1996	      1995	      1994
            										(dollars in thousands, except for per share amounts)
Financial condition

Total assets		     			$285,862	  $242,279	  $218,845	  $207,928  	$206,510

Loans, net	       					140,140   	131,189   	118,991   	112,724   	112,703

Deposits	         					260,334   	218,792   	198,364   	188,991   	190,406

Stockholders' equity	 		23,723    	21,586    	18,956    	17,262    	14,782


Results of operations

Interest income		    		$19,116   	$16,857   	$15,894   	$16,571	   $13,908

Net interest income	  		14,951    	13,504    	12,375	    13,430    	11,400

Provisions for
 possible credit losses		 	100       	140       	205       	320       	298

Other income		        			2,783     	3,707     	2,713     	2,781     	2,612

Other expense		      			12,157    	11,776    	11,547    	12,187    	11,962

Income from
 continuing operations			5,477     	5,295     	3,336     	3,703     	1,060

Loss from
 discontinued operations	 		-         	-         	-         	-       	(225)

Net earnings	        				3,330     	3,198     	2,201     	2,524       	835


Basic earnings
 per share	            		$1.67     	$1.63	     $1.13     	$1.31	     $0.43

Dilutive earnings
 per share	             		1.64	      1.60      	1.13      	1.30      	0.43

Cash dividends
 per share		             	0.70      	0.42      	0.37      	0.25      	0.05

Weighted average number
 of common shares
 outstanding
 (in thousands)	       	 1,989	     1,961     	1,944     	1,932     	1,931

		Earnings per share from continuing operations in 1994 were $0.58. Earnings per share prior to 1995 are restated to reflect 5% stock dividends in 1995

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
				RESULTS OF OPERATIONS


Forward Looking Statements

		Certain statements in this filing, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," "pro forma," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among others, the following: general economic conditions in the Company's market areas; variances in interest rates;
changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company; increased competition for loans and deposits; and other factors referred to elsewhere in this filing. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements.
The Company disclaims any obligation to update such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein which are not considered to be material to reflect future events or developments.


Results of Operations

		Total interest income was $19.1 million in 1998, an increase of $2.2
million or 13.4% from the $16.9 million in 1997.   Total interest
income in 1997 increased $1.0 million or 6.1% from the $15.9 million in
1996.  The average interest-earning assets were $221.4 million in 1998, an increase of $34.8 million, or 18.7% from the $186.6 million in 1997.
The average interest-earning assets in 1997 increased $2.1 million or
1.1% from the $184.5 million in 1996.  The average yield decreased in
1998 by 0.4% from 1997 and increased in 1997 by 0.4% from 1996.  The increase in interest income in 1998 resulted from a larger average of interest-earning assets and partially offset by a lower general interest rate environment.  A higher general interest rate environment existed in 1997.

		Interest income on loans was $14.6 million in 1998, an increase of $0.9 million or 6.9% from the $13.7 million in 1997. Total interest income on loans in 1997 increased $2.0 million or 16.9% from the $11.7 million in 1996. The increase in 1998 resulted from the increase in the average loan portfolio during 1998 in spite of lower long-term interest rates as compared to 1997 and interest collected on nonaccrual loans. The average loan portfolio was $139.5 million in 1998, an increase of $8.4 million or 6.4% from the $131.1 million in 1997. The yield on the loan portfolio was 10.5% in 1998, an increase of 0.1% from the 10.4% in 1997. The average loan portfolio in 1997 increased $21.3 million or 19.4% from the $109.8 million in 1996. The increase in the average loan portfolio resulted from continued loan demand during 1998 and 1997. The yield on loans changes with the movements in the prime rate as approximately 64% of the loan portfolio are based on variable rates.

		Interest income on securities was $1.6 million in both 1998 and 1997. Interest income on securities in 1997 decreased $1.0 million or 40.1% from the $2.6 million in 1996. Interest income on securities in 1998 remained unchanged from 1997 although the average size of the investment securities portfolio increased and interest rates were slightly lower. The average balance of securities was $27.7 million in 1998, an increase of $1.6 million or 6.0% from the $26.1 million in 1997. The yield on securities was 5.8% in 1998, a decrease of 0.2% from the 6.0% in 1997. The decrease in interest income from securities in 1997 resulted from the decrease in the average balance of securities and slightly higher yields. The average balance of securities in 1997 decreased $18.8 million or 41.8% from the $44.9 million in 1996. The yield on securities increased 0.2% in 1997 from 1996.

		Interest income on federal funds sold was $2.9 million in 1998, an increase of $1.3 million or 80.3% from the $1.6 million in 1997.
Interest income on federal funds sold in 1997 remained unchanged at $1.6 million from 1996. The average balance in federal funds sold was $54.2 million in 1998, an increase of $24.8 million or 84.5% from the $29.4 million in 1997. The yield on federal funds sold was 5.3% in 1998, a decrease of 0.1% from the 5.4% in 1997. The interest income on federal funds sold remaining constant in 1997 and 1996 although the average balance of federal funds sold decreased and the yield increased slightly in 1997. The average balance in federal funds sold was $29.4 million in 1997, a decrease of $0.4 million or 1.2% from the $29.7 million in 1996. The yield on federal funds sold was 5.4% in 1997, an increase of 0.2% from the 5.2% in 1996.

		Interest expense was $4.2 million in 1998, an increase of $0.8 million or 24.2% from the $3.4 million in 1997. The increase resulted from an increase in interest-bearing deposits and a slight increase in deposit rates. The average interest-bearing deposits were $143.4 million in 1998, an increase of $20.6 million or 16.8% from the $122.8 million in 1997. The average rate paid on such deposits was 2.9% in 1998, an increase of 0.2% from the 2.7% in 1997. Interest expense was $3.4 million in 1997, a decrease of $0.1 million or 4.7% from the $3.5 million in 1996. The 1997 decrease resulted from a decrease in the average interest-bearing deposits and a very slight increase in deposit rates. The rate increase in 1997 was 0.02% over the 2.7% in 1996. The average interest-bearing deposits in 1997 decreased $7.2 million or 5.5% from the $130.0 million in 1996.

		The provision for credit losses was $100,000, $140,000 and $205,000 in 1998, 1997 and 1996, respectively.  The decreased provision in 1998 from 1997 and 1996 reflect a higher quality loan portfolio resulting from an improved local economy in Orange County.  The Company also experienced recoveries in 1998 and 1997 on amounts previously charged-
off.  These recoveries offset the need for additional provision.
Management believes that the current allowance for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook for 1999 is promising.  However, assurance cannot be made and, accordingly, future provisions for credit losses cannot be estimated at this time.  See Note 1 in the Notes to
Consolidated Financial Statements.

		Other income was $2.8 million in 1998, a decrease of $0.9 million or
24.9% from the $3.7 million in 1997.  The decrease in 1998 resulted from decreased gains on the sale of SBA loans and decreased service charges on deposits.  Other income in 1997 increased $1.0 million or
36.6% from the $2.7 million in 1996.  The increase in 1997 resulted from the increase in gains on the sale of SBA loans.

		Other expenses were $12.2 million in 1998, an increase of $0.4 million or 3.2% from the $11.8 million in 1997. The increase in other expenses in 1998 resulted from nonrecurring costs associated with the relocation of several offices. Other expenses in 1997 increased $0.3 million or 2.0% from the $11.5 million in 1996. The 1997 increase resulted from overall expense increases.

		Provision for income taxes was $2.1 million in both 1998 and 1997. The income tax provision in 1998 was computed at the full tax rate on higher pretax earnings, less certain permanent tax differences. The pretax earnings were $5.5 million in 1998, an increase of $0.2 million or 3.4% from the $5.3 million in 1997. The provision for income taxes in 1997 increased $1.0 million or 84.8% from the $1.1 million in 1996.
A reduction of the valuation allowance on the deferred tax asset lowered the taxable expense by $0.2 million in 1996. The increase in 1997 resulted from higher pretax earnings and no reduction of a valuation allowance on the deferred tax asset. Through 1996, management determined that portions of the valuation allowance were no longer necessary as the deferred tax assets are considered to be more likely than not to be realized. Accordingly, the provision for income taxes is less than the amount computed at the federal statutory rate in 1996. See Note 8 in the Notes to Consolidated Financial Statements.
The provisions in FASB Statement No. 109 and the effect of alternative minimum tax have the potential for producing, under certain conditions, significant distortions in future income tax provisions and the effective tax rate.

		Net earnings were $3.3 million in 1998, an increase of $0.1 million or 4.1% from the $3.2 million in 1997.  The increase in 1998 resulted from increased net interest income of $1.4 million, and offset by decreased other income of $0.9 million and increased other expenses of
$0.4 million.  Net earnings increased $1.0 million or 45.3% from the
$2.2 million in 1996.  The increase in 1997 resulted from increased interest income of $1.0 million, increase gains on sale of SBA loans of
$0.8 million, and offset by lower tax of $1.0 million.   While
management is optimistic about the future, the effects of future economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

Financial Condition

		The Company experienced continued asset growth in 1998. Total assets were $285.9 million as of December 31, 1998, an increase of $43.6 million or 18.0% from the $242.3 million as of December 31, 1997.
Total assets increased $23.5 million or 10.7% in 1997.

		Total interest-earning assets were $255.7 million as of December 31,
1998, an increase of $55.7 million or 27.9% from the $200.0 million as of December 31, 1997.  Total interest-earning assets increased $15.3 million or 8.3% in 1997.  The Company continues to focus its efforts on originating quality loans.  The increases in the loan and investment securities portfolios were funded from the increase in deposits.

 		The investment securities portfolio was $58.3 million as of December
31, 1998, an increase of $40.1 million or 220.6% from the $18.2 million as of December 31, 1997.  The investment securities portfolio decreased
$21.8 million or 54.6% in 1997.  The increase in 1998 resulted from the large number of investment security purchases.  The Company did not purchase investment securities in 1997 and early 1998 due to the flat yield curve.  The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold.  Generally, mortgage backed securities are classified as either held-to-maturity or available-for-
sale and U.S. Treasury and Agency securities are classified as available-for-sale.  The market values increased slightly in 1998 resulting from lower short-term and long-term interest rates.

		The loan portfolio was $140.1 million as of December 31, 1998, an increase of $8.9 million or 6.8% from the $131.2 million as of December
31, 1997.  The loan portfolio increased $12.2 million or 10.3% in 1997.
The increase in 1998 resulted from continued loan demand, primarily SBA lending on commercial real estate. The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $260.3 million as of December 31, 1998, an increase of $41.5 million or 19.0% from the $218.8 million as of December 31, 1997. Total deposits increased $20.4 million or 10.3% in
1997. The deposit increase between years reflects a general increase in balances maintained by large depositors.


Credit Risk Management

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

		The loan-to-deposit ratio was 53.8% and 60.0% as of December 31, 1998 and 1997, respectively. The decrease of the loan-to-deposit ratio resulted from deposit growth exceeding loan demand. The ratio of liquid assets (cash, cash due from banks, interest-bearing deposits at financial institutions, federal funds sold, and investments with maturities of one year or less) to demand deposits was 39.3% and 44.5% as of December 31, 1998 and 1997, respectively. The decrease of the liquid asset ratio resulted from the increase in deposits being invested into loans and investment securities with maturities longer than one year.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids using other wholesale, highly rate-sensitive, short-term funds.  The
Company had five customers with an aggregate deposit of $43.0 million as of December 31, 1998.

		Other funding sources available to the Company include reduction of its federal funds sold, sale of its available-for-sale securities, increasing deposits, and borrowing on its established credit resources.
The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.  The Company had unpledged securities of $52.3 million as of December 31, 1998.
Liquidity needs may also be met through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve
Bank.  The Company has established Federal Funds borrowing lines with various banks up to $8.0 million.  The Company has also established a borrowing capacity of $14.5 million with the FHLB.  The Company would need to pledge certain defined collateral, consisting of loans and/or securities prior to borrowing from the FHLB.  The Company has yet to use these facilities.

		Management believes the Bank has sufficient liquidity to meet its loan commitments, deposit withdrawals and operating costs.


Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve qualitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier I capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio. Total capital is defined as Tier I capital plus the allowance for credit losses, subject to certain limitations. The table below sets forth the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier I risk-based and Tier I leverage. The Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of December 31, 1998.

											                                                   To Be Well
											                                                  Capitalized Under
                      									                For Capital	  Prompt Corrective
                         								Actual 	  Adequacy Purposes Action Provisions
                      					 	Amount 	Ratio  	Amount	Ratio    	Amount 	Ratio
                     									         	(dollars in thousands)
December 31, 1998
Total capital
 (to risk-weighted assets)  $24,484 	13.7%   $14,314 	8.0%	  $17,893 	10.0%
Tier I capital
 (to risk-weighted assets)  	22,960 	12.8%    	7,157 	4.0%  	 10,736  	6.0%
Tier I capital
 (to average assets)       		22,960  	8.4%   	10,942 	4.0%   	13,678  	5.0%

December 31, 1997
Total capital
 (to risk-weighted assets)  $22,563  13.9%  	$12,962 	8.0% 	 $16,202 	10.0%
Tier I capital
 (to risk-weighted assets)  	20,982 	13.0%    	6,481 	4.0%    	9,721  	6.0%
Tier I capital
 (to average assets)	       	20,982  	9.0%    	9,368 	4.0%   	11,710  	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of December 31, 1998. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.


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

		The Company's off-balance sheet financial instruments consist of commitments to extend credit and standby letters of credit. A majority of these commitments are with variable interest rates. Additional information about off-balance sheet financial instruments is provided in Note 10 of Notes to Consolidated Financial Statements.


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


Year 2000 Issue

		The "Year 2000 issue" results from the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could incorrectly treat the Year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips has become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Year 2000 issue could materially and adversely affect the Company either directly or indirectly. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure of the Company to complete testing and renovation of its critical systems on a timely basis could have a material adverse effect on the Company's financial condition and results of operations, as could Year 2000 problems faced by others with whom the Company does business.

		Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Bank examiners are also required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities.

		The Company has a written plan to address its risks associated with the impact of the Year 2000.  The plan directs the Company's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC").
The FFIEC's five-step program consists of five phases: awareness, assessment, renovation, validation and implementation.  In the awareness phase, which the Company has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare the Company for Year 2000 compliance is obtained.  In the assessment phase, which the Company has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed.  Although the awareness and assessment phases are completed, the Company continues to evaluate new issues as they arise.  In the renovation phase, which the Company has substantially completed, the required incremental changes to hardware and software components are installed.  In the validation phase, which the Company has also substantially completed the initial phase, the hardware and software components are tested.  In the implementation phase, changes to hardware and components are brought on line and re-
testing of such changes are completed.  The implementation phase is currently 60% complete, with an expected completion in April 1999.

		The Company is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified 25 vendor or software applications which management believes are material to its operations.
Based on information received from its vendors and testing results, the Company believes that substantially all material applications of its operations are Year 2000 compliant as of December 31, 1998. The
Company has not identified any material applications that the Company does not believe are fully Year 2000 compliant as of December 31, 1998.

		The Company is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. The Company has either sent Year 2000 correspondence to, or met personally with its significant deposit and loan customers. A customer of the Company is deemed significant if the customer possesses either of the following characteristics: (1) total indebtedness to the Company of $500,000 or more, or (2) an average ledger deposit balance greater than $500,000.

		The Company has amended its credit authorization documentation to include consideration of the Year 2000 problem. The Bancorp assesses its significant customer's Year 2000 readiness and assigns the customer an assessment of "low," "medium" or "high" risk. Risk evaluation of the Company's significant customers was completed in September 1998.
The Company evaluates any depositor or lending customer determined to have a high or medium risk on an ongoing basis. Currently, 2% of loan customers are considered high risk and are being monitored closely for progress. Substantially all deposit customers are either low risk or compliant, the exception being those loan customers considered high risk.

		It is impossible to quantify the total potential cost of Year 2000 problems or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful, due to the wide range of possible issues and large number of variables involved. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include but are not limited to manual processing of information for critical information technology systems and having increased cash on hand. The contingency plan will be validated, after which the appropriate implementation training will be scheduled.

		The Company incurred and expensed $0.1 million of Year 2000 costs through December 31, 1998. These Year 2000-related costs have been funded from the continuing operations of the Company. These costs were approximately 7% of the Company's 1998 information systems budget. The
Company currently estimates its costs to complete its Year 2000 compliance at approximately $0.3 million. This estimate includes the cost of purchasing hardware and software licenses, the cost of the time of internal staff and the cost of consultants. Testing is not expected to add significant incremental costs.


Current Accounting Developments

		In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.
SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not invest in derivative instruments nor engage in hedging activities.

		Management does not believe the application of the Statement to transactions of the Bank that have been typical in the past will materially affect the Bank's financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

		The following table displays the repricing period for interest-earning assets and interest-bearing liabilities and the related repricing gap as of December 31, 1998:

                                         												After one
                  										Due within	 Due within  	but within   	After
   								               		0-3 months	 4-12 months  five years 	five years
									                        		     (dollars in thousands)
Interest-earning assets (1)	 	$159,162   	 $6,500    	$20,927    	$69,124
Interest-bearing liabilities		 152,016	     7,037	      1,404	          2

Repricing gap		          				    7,146    	  (537)	    19,523     	69,122

Cumulative repricing gap			  	$  7,146    	$6,608    	$26,131    	$95,253

Cumulative gap as a
 percent of earning assets      			2.8%      	2.6%	      10.2%      	37.3%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had available-for-sale securities of $40.6 million recorded at market value as of December 31, 1998. The available-for-sale securities consist of collateralized mortgage obligations and medium-term government agency notes. The Company also had held-to-maturity securities of $17.6 million recorded at amortized cost as of December 31, 1998. The held-to-maturity securities are collateralized mortgage obligations that may be repaid without penalties. The value of these securities is subject to fluctuation based upon current long-term interest rates.

		The Company had $144.4 million of interest-earning assets and $127.2 million of interest-bearing demand and savings deposits as of December
31, 1998 that are able to reprice overnight.

		The estimated effect on net interest income for a 10% decrease from prevailing interest rates over a one-year period would be a decline of approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		The consolidated financial statements of the Company follow on pages F-1 to F-25. The Independent Auditor's Report is set forth on Page F-1.


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

                                 PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		The following financial statements of the Company and
subsidiary are included in this Form 10-K.   Page number
references follow:


				Independent auditor's report					                                	F-1

				Consolidated balance sheets as of December 31, 1998 and 1997			  	F-2

				Consolidated statements of earnings for the three years ended
     December 31, 1998	                                              	F-3

				Consolidated statements of comprehensive income for the three
     years ended December 31, 1998                                   	F-4

				Consolidated statements of stockholders' equity for the three
     years ended December 31, 1998                                   	F-5

				Consolidated statements of cash flows for the three years ended
     December 31, 1998	                                              	F-6

				Notes to consolidated financial statements				            	F-7 to F-25



				Schedules

						All schedules are omitted as the information is not
required, is not material, or is otherwise furnished.



				Exhibits

						See Index to exhibits at Page 33 of this Form 10-K



				Reports on Form 8-K

		The Company did not file reports on Form 8-K during the quarter ended December 31, 1998.

                                Signatures

		Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE			Date:    	     MARCH 17, 1999
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON			Date:    	     MARCH 17, 1999
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI				    Date:    	    MARCH 17, 1999
		 Jerro M. Otsuki, Vice President
		 and Controller

                                Signatures

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



		ORANGE NATIONAL BANCORP




			/s/	   MICHAEL W. ABDALLA			 	     MARCH 17, 1999
		 Michael W. Abdalla				             Date
		 Director


			/s/  MICHAEL J. CHRISTIANSON				    MARCH 17, 1999
		 Michael J. Christianson				         Date
		 Director


			/s/  KENNETH J. COSGROVE				        MARCH 17, 1999
		 Kenneth J. Cosgrove				             Date
		 Director


			/s/  ROBERT W. CREIGHTON				        MARCH 17, 1999
		 Robert W. Creighton				             Date
		 Director



		 Charles R. Foulger				               Date
		 Director


			/s/ GERALD R. HOLTE					             MARCH 17, 1999
		 Gerald R. Holte				                  Date
		 Director


			/s/  JAMES E. MAHONEY				            MARCH 17, 1999
		 James E. Mahoney				                 Date
		 Director


			/s/  WAYNE F. MILLER					            MARCH 17, 1999
		 Wayne F. Miller				                  Date
		 Director


			/s/  SAN E. VACCARO					             MARCH 17, 1999
		 San E. Vaccaro				                   Date
		 Director

INDEX TO EXHIBITS


Exhibit No.

	3.1		Registrant's Articles of Incorporation - filed as exhibit 3 to the Registrant's Registration Statement on Form S-4, File No.
33-8743, and are hereby incorporated by reference.

	3.2		Registrant's Bylaws - filed as exhibit 3.1 to the Registrant's
Registration Statement on Form S-1, File No. 33-13162, are
hereby incorporated by reference.

	10.1		Material contracts of the Bank were each filed as exhibits 10,
10.1, 10.3, 10.4, and 10.5 to the Registrant's Registration
Statement on Form S-4, File No. 33-8743, and are hereby
incorporated by reference.  Material contracts of the Bank were each filed as exhibits 10.6 through 10.22 to the Registrant's
1997 Annual Report on Form 10-K, File No. 33-8743, and are
hereby incorporated by reference.

	21			Subsidiary of the Registrant - Orange National Bank, a
National Banking Association.

23			Consent of Independent Accountants, page 34.

	27			Financial Data Schedule, page 21.

EXHIBIT 23.1


CONSENT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
Orange National Bancorp
Orange, California



		We hereby consent to the incorporation of our report dated January 22, 1999, except for the last paragraph of Note 10, as to which the date is February 11, 1999, included in this Form 10-K in the previously filed Registration Statement of Orange National Bancorp on Form S-8
(No. 333-44741 and No. 0-15365).





McGLADREY & PULLEN, LLP



Anaheim, California
March 17, 1999

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Orange National Bancorp
Orange, California


We have audited the accompanying consolidated balance sheets of Orange National Bancorp and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orange National Bancorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



McGLADREY & PULLEN, LLP



Anaheim, California
January 22, 1999, except for the last paragraph of Note 10 as to which the date is February 11, 1999.

ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

										                                         1998	       1997
                   										                   (dollars in thousands)
Assets
Cash and cash equivalents (Note 2)			           	$ 74,931  	 $ 81,147
Securities (Note 3):
	Held-to-maturity securities
  (fair value of $17,691 in 1998
		and $8,972 in 1997)			                          	17,640      	9,037
 	Available-for-sale securities 	               			40,649      	9,146
Loans, net of allowance for
 credit losses of $1,524 in 1998
	and $1,581 in 1997 (Notes 4, 5 and 12) 	 		     	140,140    	131,189
Premises and equipment, net (Note 6) 				           5,438      	5,057
Other real estate owned, net (Note 5) 	 	            		-         	126
Accrued interest receivable 	 		                   	1,212        	985
Cash value of life insurance 	 	                  		5,021	      4,808
Other assets  (Note 8)	 		                    	       831         784

			Total assets			                              	$285,862   	$242,279


Liabilities
Deposits (Note 7) 	 	                        	 	 $260,334   	$218,792
Accrued interest payable and other liabilities 			  1,805	      1,901

			Total liabilities		                          		262,139    	220,693

Commitments and Contingencies (Notes 10 and 11)		     	-          	-

Stockholders' Equity (Notes 10, 11 and 13)
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 1,996,788 in 1998
  and 1,970,046 in 1997	                          		8,036      	7,864
	Retained earnings  		                           		15,718     	13,778
	Accumulated other comprehensive income (loss)	 		    (31)	       (56)

			Total stockholders' equity 	               			  23,723	     21,586

			Total liabilities and stockholders' equity		 	$285,862   	$242,279










See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 1998, 1997 and 1996

						                                			     1998	      1997	      1996
      									                        (in thousands, except per share data)
Interest Income:
	Loans		                                				$14,633   	$13,686   	$11,712
	Securities                              					1,602     	1,573     	2,627
	Federal funds sold 			                       2,881   	  1,598   	  1,555

			Total interest income                  			19,116    	16,857    	15,894

Interest Expense, deposits 	              		  4,165	     3,353	     3,519

			Net interest income                    			14,951    	13,504    	12,375

Provision for Credit Losses (Note 5) 	   		     100	       140	       205

			Net interest income after
    provision for credit losses 	           	14,851    	13,364    	12,170

Other Income (Note 9)                      			2,783     	3,707     	2,713

Other Expenses (Notes 9 and 10)	           		12,157    	11,776    	11,547

			Earnings before income taxes	           	 	5,477     	5,295     	3,336

Provision for Income Taxes (Note 8) 			       2,147	     2,097   	  1,135

			Net earnings (Note 11)	               		 $ 3,330   	$ 3,198   	$ 2,201






Basic earnings per share		                 	$  1.67   	$  1.63   	$  1.13

Weighted average number of common
 shares outstanding (in thousands)			         1,989	     1,961	     1,944


Diluted earnings per share	               		$  1.64   	$  1.60	   $  1.13

Weighted average number of common
 shares and diluted potential
 common shares (in thousands)		               2,036	     2,000	     1,951





See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 1998, 1997 and 1996

					                                				     1998	     1997	     1996
     								                                  (dollars in thousands)
Net earnings			                            		$3,330   	$3,198	   $2,201

Other comprehensive income:
	Unrealized gains (losses) on
  available-for-sale securities	                	10       	68      	(21)

	Reclassification adjustment
  for losses included in net earnings           	-         	9       	24

	Reclassification adjustment
  for losses included in net earnings
	 for securities transferred			                  35	       40	       73

		Other comprehensive income
   before income taxes	                         	45	      117       	76

	Provision for income taxes	             		      20	       50 	      30

		Other comprehensive income            			      25	       67	       46

Comprehensive income                      			$3,355   	$3,265   	$2,247




























See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996

                                              										Accumulated
                                                  										Other
                                              										Comprehensive
   							               	     Common Stock    	Retained  	Income
							                      Shares   	Amount  	Earnings	  (Loss)	    Total
							                           (in thousands, except per share data)
Balance, December 31, 1995   	1,934   	$7,510 	  $9,920   	$(169)   	$17,261

Net earnings	                  		-        	-     	2,201      	-       	2,201
Cash dividend paid
 ($.37 per share)               	-        	-      	(718)     	-        	(718)
Exercise of stock options       	19      	166       	-       	-         	166
Other comprehensive income 	     -  	      -  	      -     	  46	         46

Balance, December 31, 1996   	1,953    	7,676   	11,403    	(123)    	18,956

Net earnings	                  		-        	-     	3,198      	-       	3,198
Cash dividend paid
 ($.42 per share)               	-        	-      	(823)     	-        	(823)
Exercise of stock options       	17      	188       	-       	-         	188
Other comprehensive income 	     -  	      -  	      -  	     67	         67

Balance, December 31, 1997   	1,970    	7,864	   13,778     	(56)    	21,586

Net earnings	                 	 	-        	-     	3,330      	-       	3,330
Cash dividend paid
 ($.70 per share)               	-        	-    	(1,390)     	-      	(1,390)
Exercise of stock options       	27      	172       	-       	-         	172
Other comprehensive income 	     -  	      -  	      -     	  25	         25

Balance, December 31, 1998   	1,997   	$8,036	  $15,718    	$(31)   	$23,723



















See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996

                                									     1998	      1997	      1996
							                      		                 (dollars in thousands)
Cash Flows from Operating Activities
	Net earnings		                           		$ 3,330   	$ 3,198   	$ 2,201
	Adjustments to reconcile
  net earnings to net cash
		provided by operating activities:
		Depreciation and amortization 		             	553       	504      	 537
		Provision for credit losses 		               	100       	140       	205
		Deferred income taxes (benefits) 		           	88      	(111)      	(78)
		(Gain) on sale of loans 		                  	(654)   	(1,374)    	 (560)
		Provision for losses on
   other real estate owned                     		-         	11       	160
		Proceeds from loan sales 		               	10,553    	19,264     	5,984
		Origination of loans held for sale 	     		(9,898)  	(17,890)   	(5,424)
		(Increase) decrease in other assets 		      	(382)      	374      	(615)
		Gain on cash value of life insurance		      	(213)     	(219)	     (183)
		Increase (decrease) in other liabilities 		   (96)	      376	       435

			Net cash provided by operating activities  3,381	     4,273	     2,662

Cash Flows from Investing Activities
	Proceeds from maturities of
  held-to-maturity securities	               	5,529     	1,909    	 1,542
	Purchase of held-to-maturity securities			 (14,132)       	-        	 -
	Proceeds from sales and maturities of
  available-for-sale securities             	23,667    	19,986    	36,565
	Purchase of available-for-sale securities	 (55,125)       	-   	 (38,482)
	Net increase in loans made to customers 		 	(9,084)	  (11,460)   	(7,274)
	Purchase of life insurance policies	          		-      	 (872)       	-
	Proceeds from sale of
  other real estate owned                     		158     	1,431     	1,396
	Purchases of bank premises and equipment 		   (934)	     (349) 	    (223)

			Net cash provided by (used in)
    investing activities                	 	 (49,921) 	  10,645  	  (6,476)

Cash Flows from Financing Activities
	Net increase in deposits 		                	41,542    	20,428     	9,372
	Proceeds from exercise of stock options		     	172       	188       	166
	Dividends paid		                        	   (1,390)	     (823) 	    (718)

			Net cash provided by
    financing activities                     40,324	    19,793	     8,820

			Increase (decrease) in
    cash and cash equivalents              		(6,216)	   34,711    	 5,006

Cash and cash equivalents
 at beginning of year                      		81,147    	46,436	    41,430

Cash and cash equivalents
 at end of year	                          		$74,931   	$81,147   	$46,436




See Notes to Consolidated Financial Statements.

Note 1.	Summary of Significant Accounting Policies

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

	Cash and cash equivalents

		The Company includes cash on hand, cash due from banks, time deposits and federal funds sold in its definition of cash and cash equivalents for purposes of balance sheet presentation and reporting the statement of cash flows.

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

	Available-for-sale securities

		Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.
Securities available-for-sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as comprehensive income. Realized gains or losses, computed using the cost of the specific securities sold, are included in earnings.

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

	Loans

		Loans are stated at the amount of unpaid principal reduced by undisbursed loan funds, unearned loan fees and allowance for credit losses.  Interest on loans is accrued as earned using the simple-
interest method on principal amounts outstanding, only if deemed
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

		A loan is considered impaired when, in management's opinion, it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for credit losses.

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

		Gains and losses on sales of loans are calculated on a predetermined formula in compliance with Statement of Financial Accounting Standards
No. 125, "Accounting for Transfers and Servicing of Financial Assets
and Extinguishment of Liabilities" ("SFAS 125") based on the difference between the selling price and the cost of the loans sold.  Any inherent risk of loss on loans is transferred to the buyer at the date of sale on the portion of the loan sold.  However, the Company maintains the risk on the portion retained.

		The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans for a period of 90 days after the date of sale as defined per the applicable sales agreement. The Company did not experience losses during the years ended December 31, 1998, 1997 and 1996 regarding these representations and warranties.

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

	Stock-based compensation

		The Company has adopted Statement of Financial Accounting Standards
No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").  SFAS
123 establishes financial accounting and reporting standards for stock-
based compensation plans.  The Company has elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees," ("APB No. 25") and related Interpretations, as
SFAS 123 permits, and to follow the pro forma net earnings, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123.

	Earnings per share

		The Company is required to present basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common instruments unless the effect is to reduce a loss or increase the earnings per common share from continuing operations. The weighted-average shares outstanding used to compute dilutive earnings per share include incremental shares from stock options of 46,708; 38,365; and 7,658; for the years ended
December 31, 1998, 1997 and 1996, respectively.

	Current accounting development

		In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.
SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not invest in derivative instruments nor engage in hedging activities.


Note 2.	Cash and cash equivalents

		Cash and cash equivalents consisted of the following as of December
31:

										                                      1998	      1997
              										                    (dollars in thousands)
	Cash on hand				                         	   $ 1,264   	$ 1,827
	Cash due from banks			                       	16,277    	27,820
	Federal funds sold			                        	57,390	    51,500

                                    										$74,931   	$81,147

		The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts. In addition, federal funds sold were placed with two financial institutions.

		The Company is required to maintain a reserve balance in cash or on deposit with the Federal Reserve Bank.  The required and actual reserve balances maintained were $742,000 and $1,248,000 as of December 31,
1998, respectively.


Note 3.	Securities

		Carrying amounts and fair values of held-to-maturity securities are summarized as follows as of December 31:

                       								Amortized  	Unrealized	Unrealized   	Fair
                								          Cost	       Gains     Losses	     Value
									                  (dollars in thousands)
					1998
	Mortgage-backed securities	   	$17,640    	$     76	    $(25)    	$17,691

					1997
	Mortgage-backed securities		   $ 9,037    	$     -     	$(65)    	$ 8,972

		Securities pledged as collateral on public deposits and treasury, tax and loan payments had a carrying amount of $5,999,000 and $5,748,000 at December 31, 1998 and 1997, respectively.

		Carrying amounts and fair values of available-for-sale securities are summarized as follows as of December 31:

                           			 			Amortized	Unrealized	Unrealized 	Fair
				 		                              Cost	     Gains    Losses	    Value
                									                  (dollars in thousands)
					1998
	U.S. Treasury securities
  and obligations
		of other U.S. Government
		corporations and agencies	       	$14,503	    $12    	$( 3)    	$14,512
	Mortgage-backed securities	        	25,241	     48     	(63)     	25,226
	Other	                       					     911   	  -     	  -     	     911

                            								$40,655    	$60    	$(66)    	$40,649

					1997
	U.S. Treasury securities
  and obligations
		of other U.S. Government
		corporations and agencies        		$8,992    	$11    	$(27)     	$8,976
	Other		                        				    170   	  -   	    -      	    170

                             								$9,162    	$11    	$(27)     	$9,146

		The amortized cost and fair value of investment securities by contractual maturities as of December 31, 1998 are shown below.
Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, maturity dates for these securities are not included in the following maturity summary:

                                 Held-to-Maturity       Available-for-Sale
                        								Amortized    	Fair     	Amortized    	Fair
                 								         Cost	      Value	       Cost      	Value
               									                   (dollars in thousands)
	Due in one year or less      		$    -  	   $    -     	$ 9,003    	$ 9,000
	Due after one year
  through five years	               	-          	-       	5,500      	5,512
	Mortgage-backed securities	    	17,640     	17,691     	25,241     	25,226
	Other		                 				        -  	        -    	     911   	     911

                        								$17,640    	$17,691    	$40,655    	$40,649

		Available-for-sale securities of $14,002,000 and $20,999,000 were sold resulting in gross realized (losses) of $(9,000) and $(24,000) in 1997 and 1996, respectively. The Company did not sell available-for-sale securities in 1998.

Note 4.	Loans

		The Company's loan portfolio consisted of the following as of December 31:

                                    										       1998	        1997
										                                         (dollars in thousands)
	Real estate loans
		Construction	                                 			$  5,074    	$    118
		Commercial	                                   			  86,049	      78,534

                                           										91,123      	78,652

	Commercial and industrial loans              	   			40,217	      44,301
	Loans to individuals			                            	11,180      	10,586
	Other	                                   							       241	         122
									                                          	142,761	     133,661

	Deduct
		Unearned net loan fees and premiums	            			(1,097)       	(891)
		Allowance for credit losses				                    (1,524)  	   (1,581)

							                                         			$140,140    	$131,189

	Impaired loans

		Information about impaired loans is as follows as of and for the years ended December 31:

                                             										   1998	      1997
										                                            (dollars in thousands)
	Impaired loans requiring a related allowance
 	for credit losses                                   	 	$  877    	$1,067
	Impaired loans not requiring a related allowance
 	for credit losses		                                       554	       249

					Total impaired loans	                            			$1,431    	$1,316

	Related allowance for loan losses			                   	$  224	    $  278

	Average balance (based on month-end balances)		        	$1,644    	$1,201

	Interest income recognized		                          		$  161	    $  125

		The Company is not committed to lend additional funds to debtors whose loans have been modified due to impairment.

		The Company had nonaccrual loans of $1,631,000 and $2,447,000 as of
December 31, 1998 and 1997, respectively.  Interest income that would have been earned on such nonaccrual loans had such loans performed according to their loan terms would have been $382,000, $325,000, and
$492,000 (earnings per share effect of $0.19, $0.17, and $0.25) in
1998, 1997 and 1996, respectively.  Management estimates that certain nonaccrual loans, which are not classified as impaired, will ultimately be collected in full in accordance with the original terms.

	Loans serviced

		The Company services loans for others totaling $57,875,000 and $64,764,000 as of December 31, 1998 and 1997, respectively, which are not included in the accompanying consolidated balance sheets.

	Loan concentration

		The Company grants commercial, residential and consumer loans to customers, substantially all of whom are middle-market businesses or residents. The Company's business is concentrated primarily in Orange
County, California, and its loan portfolio includes a significant credit exposure to the real estate industry and local economy of this area. Real estate loans accounted for approximately 64% of total loans as of December 31, 1998. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally less than 75%.


Note 5.	Allowance for Credit Losses and Reserve for Other Real Estate
Owned

		Activity of the allowance for credit losses is as follows:

                                			 						   1998	      1997 	     1996
										                                     (dollars in thousands)
	Balance, beginning		                      	$1,581    	$1,369    	$1,513
		Provision for credit losses		               	100       	140       	205
		Recoveries of amounts charged off		          	42       	138        	38
		Amounts charged off	                    		  (199)  	    (66)   	  (387)

	Balance, ending	                         		$1,524    	$1,581    	$1,369

		Activity of the reserve for other 	real estate owned is as follows:

                                    									1998       	1997     	 1996
                             										       (dollars in thousands)
 	Balance, beginning	                     		$   17      	$252      	$301
		Provision for losses on
   other real estate owned	                    	-         	11       	160
		Disposal of other real estate owned			       (17)     	(246)     	(209)

	Balance, ending	                         		$   -       	$ 17      	$252

Note 6.	Premises and Equipment, net

		Premises and equipment are summarized as follows as of December 31:

                                           										   1998   	   1997
										                                           (dollars in thousands)
	Land	                                          							$1,100	    $1,100
	Buildings and leasehold improvements			               	4,982     	4,531
	Furniture and equipment		                            		3,904     	3,449

                                              										9,986	     9,080
	Less accumulated depreciation and amortization		      	4,548     	4,023

                                             										$5,438    	$5,057

Note 7.	Deposits

		Deposits are summarized as follows as of December 31:

                                          										   1998	        1997
										                                           (dollars in thousands)
	Noninterest-bearing demand                    		 		 $ 99,875	    $ 93,169
	Interest-bearing:
		Demand		                                       	 			113,895	      91,282
		Savings	                                       		 			13,266      	11,622
		Time certificates of deposit of $100,000 or more			  19,092      	12,087
		Other time					                                      14,206	      10,632

			Total deposits			                                	$260,334	    $218,792

		Substantially all certificates of deposit as of December 31, 1998 mature within one year. The Company had five customers with an aggregate deposit of $43,048,000 as of December 31, 1998.

Note 8.	Income Taxes

		The cumulative tax effects of the primary temporary differences are summarized as follows as of December 31:

                                            						 				  1998	     1997
										                                           (dollars in thousands)
	Deferred tax assets:
		Credit loss allowances			                            	$  386	   $  407
		Deferred compensation accruals			                       	346      	278
		Interest accruals		                                     		24       	95
		Acquired net operating loss carryforward			               80       	85
		Unrealized loss on available-for-sale securities		       	18       	38
		Other real estate allowance		                           		-         	7
		State income taxes				                                   187	      204

				Total deferred tax assets			                        	1,041    	1,114

	Deferred tax liability, premises and equipment			         731	      696

				Net deferred tax assets		                         		$  310   	$  418

		The Company did not record a valuation allowance on deferred tax assets in excess of deferred tax liabilities at December 31, 1998 and 1997, as management believes that the net deferred tax assets, as of December 31, 1998 and 1997, are more likely than not to be realized.

		The provision for income taxes consisted of the following:

                                 									   1998   	   1997   	   1996
                              										       (dollars in thousands)
	Current tax expense		                     	$2,059    	$2,208    	$1,213
	Deferred tax expense (benefit)			              88    	  (111)	      (78)

                                   									$2,147	    $2,097    	$1,135

		The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income as follows:

                                  			 						   1998  	    1997	      1996
                                										        (dollars in thousands)
	Computed "expected" tax expense           			$1,917    	$1,853    	$1,168
	Increase (decrease) in
  income taxes resulting from:
		State income taxes, net of
   federal tax benefit	                         	378       	397       	249
		Change in valuation allowance		                	-         	-       	(165)
		Cash value of life insurance		                	(82)      	(97)      	(85)
		Other		                                				    (66)	      (56)	      (32)

                                     									$2,147    	$2,097    	$1,135

Note 9.	Other income and expense

		Other income consisted of the following:

                                    									   1998	      1997	      1996
                                 									        (dollars in thousands)
	Service charges on deposit accounts		        	$1,194    	$1,262    	$1,169
	Fees for other customer services 		             	367       	593       	616
	Gain on sale of loans                         			654     	1,374       	560
	Increase in cash value of life insurance		      	254       	219       	183
	Other	 (Note 3)			                               314	       259    	   185

                                      									$2,783    	$3,707    	$2,713

		Other expense consisted of the following:

                                 									   1998	       1997    	   1996
                              										        (dollars in thousands)
	Salaries, wages and employee benefits 			 $ 6,138	    $ 6,259     $ 6,098
	Occupancy expense (Note 10) 		             	1,330      	1,134      	1,153
	Data processing expense (Note 10)		          	977        	888        	928
	Furniture and equipment expense 		           	754        	704        	633
	Promotion expense 		                         	485        	459        	429
	Legal and professional services            			603	        518        	627
	Insurance                                					260        	241        	182
	Stationery and supplies 		                   	266        	216        	249
	Telephone and postage 	                     		405        	405        	383
	Other real estate owned (Note 5) 		           	17         	94        	217
	Other		                             					     922	        858	        648

                                  									$12,157	    $11,776    	$11,547

Note 10.	Commitments, Contingencies and Subsequent Event

	Litigation

		In the normal course of business, the Company is involved with various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

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

		The Company's exposure to off-balance sheet risk as of December 31 is summarized as follows:

                                   										     1998	       1997
										                                     (dollars in thousands)
	Commitments to extend credit		                		$23,928	    $25,087
	Standby letters of credit				                       472	        347

                                       										$24,400	    $25,434

	Commitments to extend credit

		Commitments to extend credit are agreements to lend to a customer provided that all conditions established in the contract have been met. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. If deemed necessary upon extension of credit, the amount of collateral obtained is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. The Company had undisbursed loan funds of $19,006,000 and $20,516,000 as of December 31, 1998 and 1997, respectively.

	Standby letters of credit

		Standby letters of credit are conditional commitments issued by the
Company to guarantee the performance of a customer to a third party.
Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies as specified above and is required in instances that the Company deems necessary.
Substantially all of the standby letters of credit were collateralized at December 31, 1998.

	Lease commitments

		The Company leases certain branch facilities and equipment from nonaffiliates under operating leases expiring at various dates through December 2007. The following is a schedule of future minimum rental payments under these leases:

									                        	Amount
           										      (dollars in thousands)
			1999	                     					$  688
			2000					                        	697
			2001	                        					704
			2002	                        					718
			2003	                        					612
		Thereafter	                  				1,684

                        										$5,103

		Rent expense under these leases and other month-to-month leases for the years ended December 31, 1998, 1997 and 1996, was $915,000,
$824,000 and $790,000, respectively.

	Data processing commitment

		The Company has an existing contract with a data processing center to provide computer services through March 2001. The Company is subject to a penalty amount equal to 25% of the amounts that would have been paid to the center for the remainder of the contract term, should the Company terminate the contract prior to the expiration date. The expense under this contract for the years ended December 31, 1998, 1997 and 1996 was $977,000, $888,000 and $927,000, respectively.

	Subsequent event

		In January 1999, the Company declared a $0.15 per share dividend to stockholders of record as of the close of business on February 11,
1999, payable on March 1, 1999.


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

                                									     1998  	     1997	      1996
	Under option, beginning of year			         207,625     	48,500    	62,600
		Granted				                               	45,900    	176,500     	5,000
		Exercised		                             		(26,742)   	(17,375)  	(19,100)

	Under option, end of year		               	226,783	    207,625    	48,500


	Options exercisable, end of year        			200,967    	174,775    	48,500
	Available to grant, end of year			         314,856    	360,756   	123,006
	Weighted average price under option,
  end of year                              		$19.69     	$16.25     	$6.32
	Weighted average price of options
  exercisable, end of year                 		$19.31     	$16.12     	$6.32
	Weighted average price of options
  granted, during the year	                 	$27.50     	$17.96     	$9.92
	Weighted average price of options
  exercised, during the year                 	$6.43      	$5.87     	$8.67

		Additional option information by Plan at December 31, 1998 is as follows:

                                                       											Weighted
                                                        											Average
							                                                       				Exercise
        								       Price Range    	Outstanding	Exercisable	     Price
	1993 Plan	               			$ 5.79       	1,050          	-      	$ 5.79
	1993 Plan			      	$ 9.92 - $13.75       	8,833       	7,000     	$11.58
	1997 Plan      				$17.72 - $23.50     	171,000     	162,667     	$18.10
	1997 Plan		      		$24.12 - $29.00	      45,900	      31,300     	$27.50

					                                				226,783     	200,967

		The Company applies APB No. 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized. The Company has not issued any options to nonemployees.
The Company's reported and pro forma net earnings and earnings per share are presented below. The pro forma amounts deduct the estimated compensation cost for the Company's stock option Plan based on the fair value at the grant dates for awards under this Plan and with the provisions of SFAS 123:

                                   									   1998	      1997	      1996
								  	                  (dollars in thousands, except per share data)
	Net earnings		             	As reported      $3,330    	$3,198    	$2,201
                     								Pro forma        	3,165     	2,691     	2,195

	Basic earnings per share	  	As reported      	$1.67	     $1.63     	$1.13
                     								Pro forma         	1.59      	1.37      	1.12

	Diluted earnings per share		As reported      	$1.64     	$1.60     	$1.13
                     								Pro forma         	1.55      	1.35      	1.12

		The pro forma compensation cost for the fair value of the stock options granted was estimated using the Black-Scholes model. The assumptions used in the model by year are as follows:

                 									            1998	         1997	         1996
Expected volatility		             	12% to 31%   	15% to 20%	   12% to 15%

Dividends as a percentage
 of stock price	                       		2.6%	         1.8%	         2.8%

Expected lives in years		                 	4            	4            	4

Risk-free interest rates			              4.5%	         5.5%         	5.4%

Weighted average fair value
 per share of stock options granted  		$4.65        	$4.69        	$2.13

	Salary deferral 401(k) plan

		The Company has a salary deferral 401(k) plan for all employees who have completed one year of service.  The Bank contributed discretionary matching funds of $102,000 to the Plan in 1998, 1997 and 1996, respectively.

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

                                         										   1998	      1997
										                                        (dollars in thousands)
	Balance, beginning	                              			$2,479	    $2,906

		New loans			                                        		850       	774
		Repayments	                                    			 (1,126)   	(1,201)

	Balance, ending			                                 	$2,203    	$2,479

		None of these loans are classified, past due, nonaccrual, or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.


Note 13.	Regulatory Capital Requirements

		The subsidiary Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 1998.

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

											                                                     To Be Well
											                                                  Capitalized Under
                        									             For Capital	   Prompt Corrective
          							                 Actual   Adequacy Purposes Action Provisions
                       							Amount 	Ratio  	Amount	Ratio  	 Amount 	Ratio
                          									     (dollars in thousands)
	As of December 31, 1998:
		Total Capital
   (to Risk Weighted Assets)	$24,484 	13.7%	 $14,314 	8.0% 	 $17,893	 10.0%
		Tier I Capital
   (to Risk Weighted Assets) 	22,960 	12.8%   	7,157 	4.0%  	 10,736  	6.0%
		Tier I Capital
   (to Average Assets)	       22,960  	8.4%  	10,942 	4.0%  	 13,678  	5.0%

	As of December 31, 1997:
		Total Capital
   (to Risk Weighted Assets)	$22,563 	13.9% 	$12,962 	8.0%	  $16,202 	10.0%
		Tier I Capital
   (to Risk Weighted Assets) 	20,982 	13.0%   	6,481 	4.0%    	9,721  	6.0%
		Tier I Capital
   (to Average Assets)       	20,982  	9.0%   	9,368 	4.0%   	11,710  	5.0%

		The Company's capital amounts and ratios are substantially the same as the amounts presented above.


Note 14.	Consolidated Statements of Cash Flows Information

                                   			 						   1998  	   1997	     1996
                               										        (dollars in thousands)
	Supplemental Cash Flow Information
		Cash payments for
			Interest	                                			$4,142   	$3,318   	$3,573
			Income taxes			                             $2,484	   $2,113   	$1,100

		Non-cash investing activities
			Loans originated by the Company to finance
			the sale of other real estate owned		   	   $   -    	$1,023   	$  100
			Loans foreclosed on by the Company		        $   32   	$  145   	$  902

Note 15.	Fair Values of Financial Instruments

		The fair values of the Company's financial instruments are as follows as of December 31:

							                                 1998                   1997
                         								Carrying    	Fair    	Carrying    	Fair
                        								  Amount	     Value 	   Amount	     Value
                 									                 (dollars in thousands)
	Financial Assets
		Cash and cash equivalents	    	$ 74,931  	$ 74,931  	$ 81,147  	$ 81,147
		Securities	                    		58,289    	58,340	    18,183    	18,118
		Loans, net		                   	140,140   	141,453   	131,189   	130,711
		Accrued interest receivable	     	1,212     	1,212       	985       	985
	Financial Liabilities, deposits		260,334   	260,222 	  218,792 	  218,700

		Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 1998 or 1997.
The estimated fair value amounts for 1998 and 1997 have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

	Securities

		Fair values for securities are based on quoted market prices when available. For certain mortgage-backed securities, the Company utilizes a broker to determine fair value. This broker obtains estimates of fair value from up to three pricing services that estimate fair value through a mapping process to other mortgage pools adjusted for interest rate, maturity, etc. There is no guarantee that the prices obtained for these methods can be realized upon ultimate sale of such securities.

	Loans

		The carrying values of variable-rate loans that reprice frequently and that have not experienced significant changes in credit risk approximate their fair values. At December 31, 1998 and 1997, variable rate loans comprised approximately 64% and 72%, respectively, of the loan portfolio. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.
Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held-to-maturity and any unrealized gains or losses are not expected to be realized.

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

	Commitments

		The estimated fair value of fee income on letters of credit at December 31, 1998 and 1997 is insignificant.

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

Note 16.	Parent Company Only Condensed Statements

Condensed Balance Sheets

                                        										    1998   	    1997
										                                        (dollars in thousands)
	Assets
		Cash						                                       	$   616    	$   482
		Investment in subsidiary			                       	22,929     	20,926
		Other assets		                                 		     178   	     178

                                          										$23,723    	$21,586

	Stockholders' Equity	                           			$23,723    	$21,586

                                  			 						   1998   	   1997   	   1996
										                                       (dollars in thousands)
Condensed Statements of Earnings
 and Comprehensive Income
	Operating income, dividends from subsidiary		$1,390    	$  823    	$  718
	Expenses, professional fees              			    (38)	      (39)	      (40)

			Earnings before equity
    in undistributed earnings
		  of subsidiary		                           	1,352       	784       	678
	Equity in undistributed
  earnings of subsidiary                     		1,978     	2,414	     1,523

			Net earnings                             			3,330     	3,198     	2,201

	Other comprehensive income from subsidiary		     25	        67	        46

			Comprehensive income		                    	$3,355    	$3,265    	$2,247










Condensed Statements of Cash Flows

	Cash Flows from Operating Activities
 	Net earnings	                             		$3,330    	$3,198    	$2,201
		Adjustments to reconcile net earnings
   to net cash	provided by
   operating activities:
			Equity in undistributed
    earnings of subsidiary	                  	(1,978)   	(2,414)   	(1,523)

						Net cash provided by
       operating activities	                 	 1,352	       784	       678

	Cash Flows from Financing Activities
		Proceeds from exercise of stock options	      	172       	188       	166
		Dividends paid			                           (1,390)   	  (823)   	  (718)

						Net cash (used in)
       financing activities		                 (1,218)	     (635)   	  (552)

						Increase in cash and cash equivalents		    134	       149	       126

	Cash and cash equivalents
		Beginning		                              		    482   	    333	       207

		Ending		                                 			$  616    	$  482    	$  333


