Form 10-Q
period 1999-03-31
ORANGE NATIONAL BANCORP
filed 1999-04-30
CIK 801443

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C 20549


                                 FORM 10-Q


X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1999

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


APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant had 2,000,171 shares of common stock outstanding as of April 28, 1999.

ORANGE NATIONAL BANCORP
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 1999
TABLE OF CONTENTS


PART I	.	FINANCIAL STATEMENTS

Item 1.	Financial statements

     			Consolidated Balance Sheets as of March 31, 1999 (unaudited)
		     	and December 31, 1998							                                     3

     			Consolidated Statements of Earnings for the
		     	Three Months Ended March 31, 1999 and 1998 (unaudited)				       4

     			Consolidated Statements of Comprehensive Income for the
			     Three Months Ended March 31, 1999 and 1998 (unaudited)				       5

     			Consolidated Statements of Stockholders' Equity for the
     			Three Months Ended March 31, 1999 and 1998 (unaudited)				       6

     			Consolidated Statements of Cash Flows for the
     			Three Months Ended March 31, 1999 and 1998 (unaudited)				       7

     			Notes to Consolidated Financial Statements					                  8

Item 2.	Management's Discussion and Analysis
     			of Financial Condition and Results of Operations					            9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk				  19


PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings						                                        	20

Item 2.	Changes in Securities							                                    20

Item 3.	Defaults Upon Senior Securities						                           20

Item 4.	Submissions of Matters to a Vote of Security Holders					       20

Item 5.	Other Information							                                        20

Item 6.	Exhibits and Reports on Form 8-K						                          20



SIGNATURES					                                                        	21

ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
March 31, 1999 (unaudited) and December 31, 1998
                               									            	Mar 31	     Dec 31
                                            										1999       	1998
								                                        	 (unaudited)  (audited)
                                                  (dollars in thousands)
Assets
Cash and cash equivalents	                        			$ 54,986  	$ 74,931
Securities
	Held-to-maturity securities (fair value
  of $15,933 in 1999	and $17,691 in 1998)         			 	15,901    	17,640
 	Available-for-sale securities 	 		                  	52,270    	40,649
Loans, net of allowance for credit losses
 of $1,596 in 1999	and $1,524 in 1998 	             		143,112   	140,140
Premises and equipment, net			                         	5,503     	5,438
Other real estate owned, net 	 	                         		94        	-
Accrued interest receivable	 		                        	1,099     	1,212
Cash value of life insurance 	 		                      	5,071     	5,021
Other assets		                                	 			     1,018	       831

                                           										$279,054  	$285,862



Liabilities
Deposits				                                   	 	 	 $252,960  	$260,334
Accrued interest payable and other liabilities 			      1,939	     1,805

			Total liabilities			                              	254,899   	262,139

Commitments and Contingencies		                          		-         	-

Stockholders' Equity
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 2,000,171 in 1999
  and 1,996,788 in 1998	                              		8,081     	8,036
	Retained earnings  			                               	16,170    	15,718
	Unrealized (loss) on
 available-for-sale securities, net	             		       (96)	      (31)

			Total stockholders' equity 	 			                    24,155  	  23,723

                                           										$279,054	  $285,862









See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 1999 and 1998 (unaudited)


                                         										     1999	     1998
                                            								 			(in thousands,
                                                    except per share data)
Interest Income
	Loans					                                          		$3,297 	  $3,345
	Securities	                                         					910	      245
	Federal funds sold 				                                  457	      569

			Total interest income 			                           	4,664    	4,159

Interest Expense, deposits 				                         1,033	      881

			Net interest income 			                             	3,631    	3,278

Provision for Credit Losses				                            70        -

			Net interest income after
   provision for credit losses 		                      	3,561    	3,278

Other Income					                                        	706	      871

Other Expenses				                                     	3,031	    3,093

			Earnings before income taxes		 		                    1,236 	   1,056

Provision for Income Taxes 				                           484	      396

			Net earnings	                                  		  	$  752	   $  660






Basic earnings per share			                           	$ 0.38   	$ 0.33

Weighted average number of common shares
outstanding (in thousands)				                          1,999	    1,976


Diluted earnings per share		                   		      $ 0.37	   $ 0.32

Weighted average number of common shares outstanding
and diluted potential common shares (in thousands)			   2,040  	  2,043




See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 1999 and 1998 (unaudited)


                                           										     1999	   1998
									                                           (dollars in thousands)

Net earnings					                                        	$752   	$660

Other comprehensive income:
	Unrealized gains (losses) on
  available-for-sale securities		                        	(120)    	(1)

	Reclassification adjustment
  for losses included in net earnings	                     	-      	-

	Reclassification adjustment
  for losses included in net earnings
 	for securities transferred				                             8	      8

			Other comprehensive income (loss)
    before income taxes	                                 	(112)     	7

	Provision for income taxes				                             47	     (3)

			Other comprehensive income (loss)				                   (65)	     4

			Comprehensive income 			                              	$687   	$664


























See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1999 and 1998 (unaudited)


                                              										Accumulated
ted
                                                 										Other
                                             										Comprehensive
  							               	     Common Stock	    Retained  	Income
                							     Shares   	Amount  	Earnings   (Loss)	    Total
							                          (in thousands, except per share data)
Balance, December 31, 1997 	1,970    	$7,864	   $13,778   	$(56)   	$21,586

Net earnings                			-         	-        	660     	-         	660
Cash dividend paid
 ($.35 per share)             	-         	-       	(692)    	-        	(692)
Exercise of stock options     	18       	106        	-      	-         	106
Other comprehensive income 	   -   	      -  	       -   	    4	          4

Balance, March 31, 1998    	1,988    	$7,970   	$13,746   	$(52)   	$21,664




Balance, December 31, 1998 	1,997    	$8,036   	$15,718   	$(31)   	$23,723

Net earnings	                		-         	-        	752     	-         	752
Cash dividend paid
 ($.15 per share)             	-         	-       	(300)    	-        	(300)
Exercise of stock options      	3        	45        	-      	-          	45
Other comprehensive income 	   -  	       -  	       -   	  (65)	       (65)

Balance, March 31, 1999    	2,000    	$8,081   	$16,170   	$(96)   	$24,155




















See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998 (unaudited)


                                           										     1999	     1998
							                      		                      (dollars in thousands)
Cash Flows from Operating Activities
	Net earnings			                                     		 $   752  	$   660
	Adjustments to reconcile net earnings to net cash
		provided by operating activities:
		Depreciation and amortization 			                        	154     	 114
		Provision for credit losses 				                           70       	-
		(Gain) on sale of loans 				                              (50)   	 (174)
		Proceeds from loan sales 			                           	1,033	    2,571
		Origination of loans held for sale 			                  	(983)  	(2,397)
		(Increase) decrease in other assets 			                  	(14) 	     28
		Gain on cash value of life insurance			                  	(60)     	(59)
		Increase in other liabilities 				                        140	      141

			Net cash provided by operating activities 			          1,042	      884

Cash Flows from Investing Activities
	Proceeds from maturities of
  held-to-maturity securities                          			1,739   	 1,386
	Proceeds from maturities of
  available-for-sale securities	                        		9,303    	3,001
	Purchases of available-for-sale securities			         	(21,045)      	-
	Net increase in loans made to customers 		            		(3,137)  	(7,188)
	Proceeds from sale of other real estate owned	            		-       	126
	Purchases of bank premises and equipment 			              (218) 	   (459)

			Net cash (used in) investing activities 	 	         	(13,358)	  (3,134)

Cash Flows from Financing Activities
	Net (decrease) in deposits 			                         	(7,374)  	(1,964)
	Proceeds from exercise of stock options			                 	45      	106
	Dividends paid				                                        (300) 	   (692)

			Net cash (used in) financing activities 	  	         	(7,629)  	(2,550)

			(Decrease) in cash and cash equivalents 		          	(19,945)	  (4,800)

Cash and cash equivalents at beginning of period			      74,931  	 81,147

Cash and cash equivalents at end of period				          $54,986  	$76,347

Supplemental Cash Flow Information
	Cash payments for:
		Interest					                                         	$1,048     	$875
		Income taxes		                                       		$   -      	$150
	Non-cash investing activities:
		Loans to finance the sale of other real estate owned			$   -      	$ -
		Loans foreclosed on by the Company			                 	$   94     	$ -

See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	Basis of Presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp ("Company") and its wholly-owned subsidiary, Orange
National Bank ("Bank").

		The consolidated balance sheet (unaudited) as of March 31, 1999, and the related consolidated statements (unaudited) of earnings, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 1999.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998, annual report on Form 10-K. The operating results for the three months ended March 31, 1999, are not necessarily indicative of the operating results for all of 1999.


Note 2.	Other income and expense

		Other income for the three months ended March 31 consisted of the following:
                                            										   1999	    1998
										                                         (dollars in thousands)
	Service charges on deposit accounts			                 	$363    	$384
	Fees for other customer services 			                    	194     	199
	Gain on sale of loans 		                                		50     	174
	Increase in cash value of life insurance				              60	      59
	Other								                                             39	      55

                                               										$706    	$871


		Other expense for the three months ended March 31 consisted of the following:

	Salaries, wages and employee benefits 			            	$1,526  	$1,520
	Occupancy expense 			                                   	315	     345
	Data processing expense			                              	249     	230
	Furniture and equipment expense 			                     	196     	172
	Promotion expense 				                                   128     	185
	Legal and professional services 				                     196     	233
	Stationery and supplies 			                              	51      	68
	Telephone and postage 			                               	115     	126
	Other real estate owned 			                              	-        	6
	Other			                                        					    255	     208

                                             										$3,031  	$3,093

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
				RESULTS OF OPERATIONS

Forward Looking Statements

		Certain statements in this filing, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," "proforma," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among other, the following: general economic conditions in the Company's market areas; variances in interest rates;
changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company; increased competition for loans and deposits; and other factors referred to elsewhere in this filing. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements.
The Company disclaims any obligation to update such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein which are not considered to be material to reflect future events or developments.


Results of Operations

		Total interest income was $4.7 million in the three months ended March 31, 1999, an increase of $0.5 million or 12.1% from the $4.2 million in three months ended March 31, 1998. The average interest-earning assets were $241.3 million in the first quarter of 1999, an increase of $44.9 million, or 22.9% from the $196.4 million in the first quarter of 1998. The average yield was 7.7% in the first quarter of 1999, a decrease of 0.8% from the 8.5% in the first quarter of 1998.
The increase in interest income in the first quarter of 1999 resulted from a higher level of interest-earning assets in spite of slightly lower interest rates.

		Interest income on loans was $3.3 million in both the three months ended March 31, 1999 and 1998. This resulted although the average size of the loan portfolio increased and long-term interest rates decreased during the first quarter of 1999 as compared to the first quarter of 1998. The average loan portfolio was $142.3 million in the first quarter of 1999, an increase of $4.8 million or 3.5% from the $137.5 million in the first quarter of 1998. The yield on the loan portfolio was 9.3% in first quarter of 1999, a decrease of 0.4% from the 9.7% in the first quarter of 1998. The increase in the average size of the loan portfolio resulted from increased loan fundings throughout 1998 and into the first quarter of 1999. The yield on loans moves with changes in the prime rate as approximately 65% of the loan portfolio are based on variable rates.

		Interest income on securities was $0.9 million in the three months ended March 31, 1999, an increase of $0.7 million or 271.4% from the $0.2 million in the three months ended March 31, 1998. The increase in interest income on securities in the first quarter of 1999 resulted from the sharp increase in the average size of the investment securities portfolio. The average balance of securities was $59.3 million in the first quarter of 1999, an increase of $42.4 million or 251.2% from the $16.9 million in the first quarter of 1998. The yield on securities was 6.1% in the first quarter of 1999, an increase of 0.3% from the 5.8% in the first quarter of 1998. The increase in the size and yield of the investment securities portfolio resulted from the purchase of several higher yielding bonds throughout the latter half of 1998 and into the first quarter of 1999.

		Interest income on federal funds sold was $0.5 million in the three months ended March 31, 1999, a decrease of $0.1 million or 19.7% from the $0.6 million in the three months ended March 31, 1998.  The decrease in interest income on federal funds sold resulted from a decrease in the average size of federal funds sold and a lower yield in the first quarter of 1999.  The average balance of federal funds sold was $39.8 million in the first quarter of 1999, a decrease of $2.2 million or 5.4% from the $42.0 million in the first quarter of 1998.
The yield on federal funds sold was 4.6% in the first quarter of 1999, a decrease of 0.8% from the 5.4% in the first quarter of 1998.  The decrease in the federal funds sold resulted from excess funds being invested in investment securities throughout the latter half of 1998 and into the first quarter of 1999.

		Interest expense was $1.0 million in the three months ended March 31, 1999, an increase of $0.1 million or 17.3% from the $0.9 million in the three months ended March 31, 1998. The increase in interest expense resulted from a larger average interest-bearing deposit base and a slight increase in deposit rates. The average interest-bearing deposits were $155.0 million in the first quarter of 1999, an increase of $29.7 million or 23.7% from the $125.3 million in the first quarter of 1998. The average rate paid on interest-bearing deposits was 2.7% in the first quarter of 1999, a decrease of 0.1% from the 2.8% in the first quarter of 1998. The increase in the deposit base reflects an increase in the overall prosperity of the customer base.

		The provision for credit losses was $70,000 for the three months ended March 31, 1999. A provision for credit losses was not deemed necessary in the three months ended March 31, 1998.  The increased provision for credit losses in the first quarter of 1999 from the first quarter of 1998 reflects a larger loan portfolio with a higher quality resulting from an improved local economy in Orange County. The Company continued to experience recoveries in the first quarter of 1999 on amounts previously charged-off.  These recoveries offset the need for
additional provision.   Management believes that the current allowance
for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook for the remainder of 1999 is promising.  However, an assurance cannot be made as to its realization and, accordingly, future provisions for credit losses
cannot be estimated at this time.   While management is optimistic
about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

		Other income was $0.7 million in the three months ended March 31, 1999, a decrease of $0.2 million or 19.0% from the $0.9 million in the three months ended March 31, 1998. The decrease in other income in the first quarter of 1999 resulted from decreased gains on lower sales volume of SBA loans as compared to the first quarter of 1998. The gain on sale of SBA loans was $0.1 million in the first quarter of 1999, a decrease of $0.1 million from the $0.2 million in the first quarter of 1998.

		Other expenses were $3.0 million in the three months ended March 31,
1999, a decrease of $0.1 million or 2.0% from the $3.1 million in the three months ended March 31, 1998.  The decrease in other expense in the first quarter of 1999 resulted from lower promotional and professional costs incurred.

		Provision for income taxes was $0.5 million in the three months ended March 31, 1999, an increase of $0.1 million or 22.2% from the $0.4 million in the three months ended March 31, 1998. The increase results from higher pretax earnings in the first quarter of 1999 as compared to the first quarter of 1998.

		Net earnings were $752,000 in the three months ended March 31, 1999, an increase of $92,000 or 13.9% from the $660,000 in the three months ended March 31, 1998.


Financial Condition

		The Company experienced a slight decrease in assets during the three months ended March 31, 1999.  Total assets were $279.1 million as of
March 31, 1999, a decrease of $6.8 million or 2.4% from the $285.9 million as of December 31, 1998.

		Total interest-earning assets were $252.2 million as of March 31, 1999, a decrease of $3.5 million or 1.8% from the $255.7 million as of December 31, 1998. The decrease resulted from an outflow of federal funds sold for deposit withdrawals. The Company purchased investment securities due to favorable interest rate conditions. The Company also continues to focus its efforts on originating quality loans.

 		The investment securities portfolio was $68.2 million as of March 31, 1999, an increase of $9.9 million or 17.0% from the $58.3 million as of December 31, 1998. The increase in the first quarter of 1999 resulted from the continued purchasing of investment securities that began during the second quarter of 1998. The Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold. The market values decreased slightly in the first quarter of 1999 resulting from a slight increase in short-term and long-term interest rates.

		The loan portfolio was $144.7 million as of March 31, 1999, an increase of $3.0 million or 2.2% from the $141.7 million as of December
31, 1998. The increase in the first quarter of 1999 resulted from increased loan demand, primarily SBA lending on commercial real estate.
The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $253.0 million as of March 31, 1999, a decrease of $7.3 million or 2.8% from the $260.3 million as of December 31,
1998.  The decrease in deposits in the first quarter of 1999 reflects a historical cycle of slightly lower first quarter balances maintained by large depositors.


Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, maturities of investment securities and loan principal reductions.

		The loan-to-deposit ratio was 56.6% and 53.8% as of March 31, 1999 and December 31, 1998, respectively. The increase in this ratio resulted from the increase in loans and the decrease in the deposit base. The ratio of liquid assets (cash, cash due from banks, federal funds sold, and investment securities with maturities of one year or less) to demand deposits was 29.9% and 39.1% as of March 31, 1999 and December 31, 1998, respectively. The decrease of the liquid asset ratio resulted from a larger decrease in liquid assets, primarily to fund the purchase of investment securities, than the decrease in demand deposits.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids
using other wholesale, highly rate-sensitive, short-term funds.  	Other
funding sources available to the Company include reduction of its federal funds sold, sale of its available for sale securities, increasing deposits, and borrowing from its established credit resources. The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.
The Company had unpledged securities of $61.4 million as of March 31, 1999. Liquidity can also be obtained through federal funds purchased from correspondent banks and/or direct borrowings from the Federal
Reserve Bank. The Company has a Federal Funds borrowing line of $10.0 million. The Company has a borrowing capacity of $14.5 million with the FHLB.

		Management believes the Bank has sufficient liquidity to meet its loan commitments, deposit withdrawals and operating costs.

Investment Securities Portfolio

		There are no securities from a single issuer, other than securities of the U.S. Government, Agencies and corporations, whose aggregate market value is greater than 10% of stockholders' equity.  The Bank does not invest in derivative financial instruments.  The Bank purchases mortgage-backed securities of investment grade only.  The following schedule presents the Bank's investment securities portfolio:
               									             March 31, 1999	   December 31, 1998
                         										Amortized 	Market  	Amortized 	Market
                      				 						     Cost	    Value	     Cost	    Value
                                 											(dollars in thousands)
Held-to-maturity
Mortgage-backed securities			      	$15,901	  $15,933  	$17,640	  $17,691


Available-for-sale
U.S. Government Agency Securities			$25,050	  $25,031  	$14,503  	$14,512
Mortgage-backed securities		       		26,426   	26,318   	25,241   	25,226
Other		                     							     921 	     921	      911 	     911

                          										$52,397  	$52,270  	$40,655  	$40,649

Total		                      							$68,298  	$68,203  	$58,295  	$58,340

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

		The three general areas in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 65.3%, 26.9%, and 7.7%, respectively, of the Bank's loan portfolio as of March 31, 1999.  The Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to
5 years.  Consumer installment loans are for a maximum term of 48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.  Commercial real estate loans are originated for terms of up to 25 years.

		Variable interest rate loans comprise 65% of the loan portfolio as of March 31, 1999.

		The Bank had standby letters of credit of $0.5 million and commitments to extend credit of $24.3 million as of March 31, 1999.
The Bank presently has sufficient liquidity to fund all loan commitments.

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

Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) is presented in the following table:
                                         												Mar 31	     Dec 31
                                    												      1999	       1998
											                                       	(dollars in thousands)
Dollars
Real estate
	Commercial						                                  	$ 89,660   	$ 86,049
	Construction						                                   	5,512      	5,074
Commercial and industrial					                       	39,129     	40,217
Loans to individuals					                            	11,178	     11,180
Other		                                  									       201	        241

Total			                                     								145,680    	142,761

Unearned net loan fees and premiums				                	(972)    	(1,097)
Allowance for credit losses						                     (1,596)	    (1,524)

Total, net							                                 		$143,112	   $140,140


Percentages
Real estate
	Commercial							                                     61.5%      	60.3%
	Construction						                                    	3.8        	3.6
Commercial and industrial				                        		26.9       	28.2
Loans to individuals					                              	7.7        	7.8
Other				                                    							    0.1	        0.1

Total									                                      		100.0%     	100.0%

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

		The following table presents loans on nonaccrual status or contractually past due 90 days or more as to interest or principal payments and still accruing interest:

                                           												Mar 31	   Dec 31
                                         												   1999	     1998
											                                        	(dollars in thousands)
Loans on nonaccrual status					                       	$1,827   	$1,631
Loans past due 90 days or more and
 still accruing interest						                             39	       76

Total		                                       									$1,866	   $1,707

		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal. Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Had the loans on nonaccrual status paid according to their original terms, the gross interest income to date on such loans would have been approximately $857,000.

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

		There were no loan concentrations to individual borrowers exceeding
10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of March 31, 1999 and December 31, 1998.

		The following table presents loans outstanding, the activity of the allowance for credit losses, and pertinent ratios during the three months ended and as of March 31:

                                   												      1999	       1998
											                                      	(dollars in thousands)
Average gross loans						                          $143,307   	$138,391

Total gross loans at end of period						           $145,680   	$140,925


Allowance for credit losses:
Balance, beginning of period					                   	$1,524     	$1,581

Charge-offs	                                      							(2)       	(40)
Recoveries									                                       4   	      12

Net (charge-offs) recoveries					                        	2        	(28)
Provisions charged to operations						                   70	         -

Balance, end of period					                         	$1,596     	$1,553


Net (charge-offs) recoveries during the period to
average gross loans outstanding during year			      		0.01%     	(0.02%)

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

		The Bank's deposits are attracted primarily from individuals and commercial enterprises. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits. The Bank does not expect to obtain future deposits through the use of brokered deposits. The Bank had noninterest-bearing demand deposits of $94.3 million, interest-bearing NOW and money market deposit accounts of $113.2 million, time deposits of $33.1 million, and savings accounts of $12.4 million as of March 31, 1999.

		The Company had interest-bearing deposits of 62.7% and 61.7% of total deposits as of March 31, 1999 and December 31, 1998, respectively. While the Bank does not experience material repeated seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans may be affected by seasonal and economic changes, which, in turn, may impact liquidity. Management believes it has sufficient liquidity to meet loan commitments and deposit demands.

		The following table presents the Bank's average balances of
deposits, as a percentage of average total deposits and average interest paid by category for the three months ended March 31 and for the year ended December 31:
                           										MMDA	                     		 Total
               				 					Demand   	and NOW	  Savings	     Time 	 Deposits
                          											(dollars in thousands)
March 31, 1999
Average balance			     	$90,374  	$109,125  	$12,731  	$33,180  	$245,410
Percent of total		      		36.8%     	44.5%	     5.2%	    13.5%    	100.0%
Average interest
 rate paid	              		0.0%      	2.2%     	2.0%     	4.4%      	1.7%

December 31, 1998
Average balance     				$84,499  	$103,142  	$12,186  	$28,088  	$227,915
Percent of total	      			37.1%     	45.3%     	5.3%    	12.3%    	100.0%
Average interest
 rate paid	              		0.0%	      2.4%     	2.0%     	5.0%      	1.8%

Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve certain measurements of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification of these assets and certain off-balance sheet items are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 1 capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale debt securities portfolio. Total capital is defined as Tier 1 capital plus the allowance for credit losses, subject to certain limitations. The table below presents the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier 1 risk-based and Tier 1 leverage. The Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of March 31, 1999.

                                                             To Be Well
											                                                Capitalized Under
                   									                For Capital	   Prompt Corrective
                         								Actual	 Adequacy Purposes	Action Provisions
                    								Amount	 Ratio  Amount 	Ratio   	Amount 	Ratio
                    									         	(dollars in thousands)
March 31, 1999
Total capital
 (to risk-weighted assets)	 $25,017	 13.9% 	$14,400 	8.0%  $18,000 	10.0%
Tier 1 capital
 (to risk-weighted assets)  	23,421 	13.0%   	7,200 	4.0%  	10,800  	6.0%
Tier 1 capital
 (to average assets)       		23,421  	8.7%  	11,186 	4.0%  	13,983  	5.0%

December 31, 1998
Total capital
 (to risk-weighted assets) 	$24,484 	13.7% 	$14,314 	8.0% 	$17,893 	10.0%
Tier 1 capital
 (to risk-weighted assets)	  22,960 	12.8%   	7,157 	4.0%  	10,736  	6.0%
Tier 1 capital
 (to average assets)	       	22,960  	8.4%  	10,942 	4.0%  	13,678  	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of March 31, 1999. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.

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

		The Company has a written plan to address its risks associated with the impact of the Year 2000.  The plan directs the Company's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC").
The FFIEC's five-step program consists of five phases: awareness, assessment, renovation, validation and implementation.  In the awareness phase, which the Company has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare the Company for Year 2000 compliance is obtained.  In the assessment phase, which the Company has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed.  Although the awareness and assessment phases are completed, the Company continues to evaluate new issues as they arise.  In the renovation phase, which the Company has substantially completed, the required incremental changes to hardware and software components are installed.  In the validation phase, which the Company has also substantially completed the initial phase, the hardware and software components are tested.  In the implementation phase, changes to hardware and components are brought on line and re-
testing of such changes are completed.  The implementation phase is currently 80% complete, with an expected completion in April 1999.

		The Company is using both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified 25 vendor or software applications which management believes are material to its operations.
Based on information received from its vendors and testing results, the Company believes that substantially all material applications of its operations are Year 2000 compliant as of March 31, 1999. The Company has not identified any material applications that the Company does not believe are fully Year 2000 compliant as of March 31, 1999.

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

		The Company has amended its credit authorization documentation to include consideration of the Year 2000 problem. The Company assesses its significant customer's Year 2000 readiness and assigns the customer an assessment of "low," "medium" or "high" risk. Risk evaluation of the Company's significant customers was completed in September 1998.
The Company evaluates any depositor or lending customer determined to have a high or medium risk on an ongoing basis. Currently, 2% of loan customers are considered high risk and are being monitored closely for progress. Substantially all deposit customers are either low risk or compliant, the exception being those loan customers considered high risk.

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

		The Company incurred and expensed $0.1 million of Year 2000 costs through March 31, 1999. These Year 2000-related costs have been funded from the continuing operations of the Company. These costs were approximately 7% of the Company's information systems budget. The
Company currently estimates its costs to complete its Year 2000 compliance at approximately $0.3 million. This estimate includes the cost of purchasing hardware and software licenses, the cost of the time of internal staff and the cost of consultants. Testing is not expected to add significant incremental costs.


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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

		The following table presents the repricing periods for interest-
earning assets and interest-bearing liabilities and the related repricing gaps as of March 31, 1999:
                                      												After one
                   										Due within	 Due within  	but within    	After
                   										0-3 months	 4-12 months 	five years 	five years
                          											     (dollars in thousands)
Interest-earning assets (1)  	$133,978	     $22,197	    $65,987	    $31,818
Interest-bearing liabilities   149,048	       8,315	      1,374	         -

Repricing gap			            			(15,070)     	13,882     	64,613     	31,818

Cumulative repricing gap	  			$(15,070)    	$(1,188)   	$63,425    	$95,243

Cumulative gap as a
 percent of earning assets   			(5.9)%      	(0.5)%      	25.0%      	37.5%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had $130.0 million of interest-earning assets and $125.7 million of interest-bearing demand and savings deposits as of March 31,
1999 that are able to reprice overnight.

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



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE			Date:    	     APRIL 29, 1999
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON			Date:    	     APRIL 28, 1999
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI				Date:    	        APRIL 28, 1999
		 Jerro M. Otsuki, Vice President
		 and Controller