Form 10-Q
period 1999-06-30
ORANGE NATIONAL BANCORP
filed 1999-08-13
CIK 801443

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C 20549


                                FORM 10-Q


X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 		EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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






APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant had 2,002,071 shares of common stock outstanding as of August 12, 1999.

                         ORANGE NATIONAL BANCORP
                      QUARTERLY REPORT ON FORM 10-Q
                             JUNE 30, 1999
                           TABLE OF CONTENTS


PART I	.	FINANCIAL STATEMENTS

Item 1.	Financial statements

			Consolidated Balance Sheets as of June 30, 1999 (unaudited)
			and December 31, 1998						                                          	3

			Consolidated Statements of Earnings for the Three and Six
			Months Ended June 30, 1999 and 1998 (unaudited)					                  4

			Consolidated Statements of Comprehensive Income for the Three
			And Six Months Ended June 30, 1999 and 1998 (unaudited)				           5

			Consolidated Statements of Stockholders' Equity for the
			Three Months Ended June 30, 1999 and 1998 (unaudited)				             6

			Consolidated Statements of Stockholders' Equity for the
			Six Months Ended June 30, 1999 and 1998 (unaudited)				               7

			Consolidated Statements of Cash Flows for the Three and Six
			Months Ended June 30, 1999 and 1998 (unaudited)					                  8

			Notes to Consolidated Financial Statements					                       9

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of Operations					                10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk				  20



PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings							                                        21

Item 2.	Changes in Securities							                                    21

Item 3.	Defaults Upon Senior Securities						                           21

Item 4.	Submissions of Matters to a Vote of Security Holders					       21

Item 5.	Other Information							                                        21

Item 6.	Exhibits and Reports on Form 8-K					                          	21


SIGNATURES					                                                        	22

ORANGE NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS
June 30, 1999 (unaudited) and December 31, 1998
                      									                       	Jun 30	     Dec 31
                                              										1999       	1998
                                         										 (unaudited)  (audited)
                                                     (dollars in thousands)
Assets
Cash and cash equivalents		                         		$ 65,405   	$ 74,931
Securities
	Held-to-maturity securities (fair value
  of $12,263 in 1999 and $17,691 in 1998)	          		 	13,418     	17,640
 	Available-for-sale securities 	 		                   	48,084     	40,649
Loans, net of allowance for credit losses
 of $1,620 in 1999	and $1,524 in 1998             	 			145,420    	140,140
Premises and equipment, net			                          	5,386      	5,438
Other real estate owned, net 	                           			-          	-
Accrued interest receivable	 		                         	1,375      	1,212
Cash value of life insurance 	 	                       		5,137      	5,021
Other assets			 			                                      1,410	        831

                                            										$285,635   	$285,862



Liabilities
Deposits		                                    			 	 	 $258,991   	$260,334
Accrued interest payable and other liabilities 			       2,133  	    1,805

			Total liabilities	                               			261,124    	262,139

Commitments and Contingencies		                           		-          	-

Stockholders' Equity
	Common stock, no par value or stated value;
		authorized 20,000,000 shares; issued and
		outstanding 2,000,171 in 1999 and 1,996,788 in 1998		 	8,081      	8,036
	Retained earnings	                                  			16,837     	15,718
	Unrealized (loss) on available-for-sale
  securities, net	                               		       (407)	       (31)

			Total stockholders' equity 	 			                     24,511	     23,723

                                            										$285,635   	$285,862









See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 1999 and 1998 (unaudited)
                        							      Three Months Ended  Six Months Ended
                   							                 June 30,	         June 30,
                            							     1999     1998     1999     1998
							                             (in thousands,  except per share data)
Interest Income
	Loans		          	                  		$3,460  	$3,617  	$6,757  	$6,962
	Securities	                           			941     	196   	1,851     	441
	Federal funds sold 		                    420	     790	     877   	1,359

			Total interest income              		4,821   	4,603   	9,485   	8,762

Interest Expense, deposits            		1,039   	1,033   	2,073   	1,915

			Net interest income                		3,782   	3,570   	7,412   	6,847

Provision for Credit Losses		              20	      20	      90 	     20

			Net interest income after
			provision for credit losses       	 	3,762   	3,550	   7,322   	6,827

Other Income	                          			867     	888   	1,573   	1,760

Other Expenses                       			3,035   	3,004   	6,065   	6,097

			Earnings before income taxes	       	1,594   	1,434   	2,830   	2,490

Provision for Income Taxes 	          	   627	     573   	1,111	     969

			Net earnings	                      	$  967  	$  861  	$1,719  	$1,521






Basic earnings per share	             	$ 0.48  	$ 0.44  	$ 0.86  	$ 0.77

Weighted average number of common
 shares outstanding (in thousands)	  	  2,000 	  1,991	   2,000 	  1,983


Diluted earnings per share	           	$ 0.46  	$ 0.42  	$ 0.83  	$ 0.74

Weighted average number of common
 shares outstanding and diluted
 potential common shares (in thousands) 2,113	   2,063	   2,078 	  2,053



See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 1999 and 1998 (unaudited)
                         							      Three Months Ended Six Months Ended
                      							                 June 30,	       June 30,
                                							     1999   1998    1999	    1998
                                 								      (dollars in thousands)

Net earnings                            				$967  	$861  	$1,719  	$1,521

Other comprehensive income
	Unrealized gains (losses) on
 available-for-sale securities	            	(538)   	25    	(658)     	23

	Reclassification adjustment for
 losses included	in net earnings              -      -        -        -

	Reclassification adjustment for
 losses included	in net earnings
 for securities transferred	              	    8	     8	      17	      17

		Other comprehensive income (loss)
		before income taxes	                     	(530)   	33    	(641)     	40

	Provision for income taxes	               	 219  	 (13)	    265	     (16)


		Other comprehensive income (loss)	       	(311)	   20  	  (376)	     24


Comprehensive income 	                     	$656	  $881  	$1,343  	$1,545






















See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1999 and 1998 (unaudited)
                                           										Unrealized
                                           										Gain (Loss)
                                            										Available-
							               	     Common Stock    	Retained 	For-Sale
              							     Shares   	Amount  	Earnings Securities   Total
 							                       (in thousands, except per share data)
Balance, March 31, 1999   	2,000   	$8,081   	$16,170   	$(96)   	$24,155

Net earnings	               		-        	-        	967     	-         	967
Cash dividend paid
 ($.15 per share)            	-        	-       	(300)    	-        	(300)
Exercise of stock options    	-        	-         	-      	-          	-
Other comprehensive income    -  	      -  	       -  	  (311)	      (311)

Balance, June 30, 1999    	2,000   	$8,081	   $16,837  	$(407)   	$24,511



Balance, March 31, 1998   	1,988   	$7,970   	$13,746   	$(52)   	$21,664

Net earnings               			-        	-        	861     	-         	861
Cash dividend paid
 ($.10 per share)            	-        	-       	(199)    	-        	(199)
Exercise of stock options     	5       	42        	-      	-          	42
Other comprehensive income    - 	       -  	       -       20	         20

Balance, June 30, 1998    	1,993   	$8,012   	$14,408   	$(32)   	$22,388























See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1999 and 1998 (unaudited)
                                             										Unrealized
                                             										Gain (Loss)
                                              										Available-
  							               	     Common Stock    	Retained 	For-Sale
                							     Shares   	Amount  	Earnings Securities	  Total
							                          (in thousands, except per share data)
Balance, December 31, 1998  	1,997   	$8,036   	$15,718   	$(31)   	$23,723

Net earnings	                 		-        	-      	1,719     	-       	1,719
Cash dividend paid
 ($.30 per share)              	-        	-       	(600)    	-        	(600)
Exercise of stock options       	3       	45        	-      	-          	45
Other comprehensive income      -  	      -  	       -  	  (376)	      (376)

Balance, June 30, 1999      	2,000   	$8,081   	$16,837  	$(407)   	$24,511



Balance, December 31, 1997  	1,970   	$7,864   	$13,778   	$(56)   	$21,586

Net earnings	                 		-        	-      	1,521     	-       	1,521
Cash dividend paid
 ($.45 per share)              	-        	-       	(891)    	-        	(891)
Exercise of stock options      	23      	148        	-      	-         	148
Other comprehensive income 	    -  	      -  	       -  	    24	         24

Balance, June 30, 1998	      1,993   	$8,012   	$14,408   	$(32)   	$22,388























See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended June 30, 1999 and 1998 (unaudited)
                        							      Three Months Ended  Six Months Ended
                    							                 June 30,   	      June 30,
                             							     1999     1998     1999     1998
                               								      (dollars in thousands)
Cash Flows from Operating Activities
	Net earnings			                       $   967 	$   861 	$ 1,719 	$ 1,521
	Adjustments to reconcile net
  earnings to	net cash provided
  by operating activities:
		Depreciation and amortization          		154     	133     	308     	247
		Provision for credit losses 	            	20      	20      	90      	20
		(Gain) on sale of loans 	              	(105)	   (211)	   (155)  	 (385)
		Proceeds from loan sales             		2,797   	3,211   	3,830   	5,782
		Origination of loans held for sale 	 	(2,692) 	(3,000) 	(3,675) 	(5,396)
		(Increase) in other assets 	           	(429)   	(233)   	(439)   	(206)
		Gain on cash value of life insurance	   	(77)    	(75)   	(137)   	(135)
		Increase (decrease) in other liabilities 194	    (338)     328	    (197)

			Net cash provided by
    operating activities 	                 829	     368	   1,869	   1,251

Cash Flows from Investing Activities
	Proceeds from sales and
  maturities of securities              	6,265   	1,383  	17,307   	5,770
	Purchase of securities	                 	(135)   	(727)	(21,179)   	(727)
	Net (increase) decrease in loans	     	(2,327)    	965  	(5,464)  (6,223)
	Proceeds from sale of
  other real estate owned                  	94      	-       	94     	126
	Purchases of premises and equipment	 	    (37)	   (388)	   (255) 	  (847)

			Net cash provided by
			(used in) investing activities	    	  3,860  	 1,233 	 (9,497)	 (1,901)

Cash Flows from Financing Activities
	Net increase (decrease) in deposits   		6,031   	8,161  	(1,342)  	6,198
	Proceeds from exercise of stock options  		-       	42      	45     	148
	Dividends paid		                         (300)	   (199)	   (600) 	  (891)

			Net cash provided by
			(used in) financing activities 	   	  5,731 	  8,004 	 (1,897)   5,455

Increase (decrease) in
	cash and cash equivalents             	10,420   	9,605	  (9,525)   4,805
Cash and cash equivalents
 at beginning of period                	54,985	  76,347  	74,930  	81,147

Cash and cash equivalents
 at end of period	                    	$65,405 	$85,952 	$65,405  $85,952

Supplemental Cash Flow Information
	Cash payments for:
		Interest	                          			$1,036  	$1,036  	$2,084  	$1,911
		Income taxes                       	 	$  782  	$  748  	$  782  	$  898
	Non-cash investing activities:
		Loans to finance the
   sale of real estate	                	$   -   	$   -   	$   -   	$   -
		Loans foreclosed on by the Company  		$   94  	$   31  	$   94  	$   31

See Notes to Consolidated Financial Statements.

ORANGE NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.	Basis of Presentation

		The consolidated financial statements include the accounts of Orange
National Bancorp ("Company") and its wholly-owned subsidiary, Orange
National Bank ("Bank").

		The consolidated balance sheet (unaudited) as of June 30, 1999, and the related consolidated statements (unaudited) of earnings, comprehensive income, stockholders' equity and cash flows for the three and six months ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.  In the
opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 1999.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998, annual report on Form 10-K. The operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the operating results for all of 1999.


Note 2.	Other income and expense

		Other income and expense for the three and six months ended June 30 consisted of the following:
                          							      Three Months Ended  Six Months Ended
                      							                 June 30, 	       June 30,
                               							     1999     1998    1999     1998
                                								      (dollars in thousands)
Other income
	Service charges on deposit accounts		     $377  	  $362  	$  740 	$   746
	Fees for other customer services 	        	182     	208     	375     	407
	Gain on sale of loans 	                   	105	     211     	155     	385
	Increase in cash value of life insurance   	77      	75     	137     	135
	Other			                                 	 126  	    32	     166	      87

                                    							$867    	$888  	$1,573  	$1,760

Other expense
	Salaries, wages and employee benefits 		$1,506  	$1,477  	$3,032	  $2,996
	Occupancy			                              	323     	331     	638     	676
	Data processing	                          	232     	237     	481     	467
	Furniture and equipment 	                 	193     	175     	388     	347
	Promotion			                              	141     	171     	268     	356
	Legal and professional services 	         	190	     242     	387     	476
	Stationery and supplies 	                  	50      	85     	100     	153
	Telephone and postage                    		111      	90     	226     	216
	Other real estate owned 	                   	5       	1       	3       	6
	Other	                             					   284	     195	     542	     404

                                 								$3,035  	$3,004  	$6,065  	$6,097

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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


Results of Operations

		Total interest income was $4.8 million in the second quarter of 1999, an increase of $0.2 million or 4.7% from the $4.6 million in the second quarter of 1998. Total interest income was $9.5 million in the first half of 1999, an increase of $0.7 million or 8.2% from the $8.8 million in first half of 1998. The average interest-earning assets were $249.6 million in the second quarter of 1999, an increase of $36.2 million or 17.0% from the $213.4 million in the second quarter of 1998.
The average interest-earning assets were $245.5 million in the first half of 1999, an increase of $40.6 million or 19.8% from the $204.9 million in the first half of 1998. The average yield on interest-earning assets was 7.7% in the second quarter of 1999, a decrease of 0.9% from the 8.6% in the second quarter of 1998. The average yield on interest-earning assets was 7.7% in the first half of 1999, a decrease of 0.9% from the 8.6% in the first half of 1998. The increase in interest income during the second quarter and the first half of 1999 as compared to the similar periods in 1998 resulted from a higher level of interest-earning assets in spite of lower interest rates.

		Interest income on loans was $3.5 million in the second quarter of 1999, a decrease of $0.1 million or 4.4% from the $3.6 million in the second quarter of 1998. Interest income on loans was $6.8 million in the first half of 1999, a decrease of $0.2 million or 2.9% from the $7.0 million in the first half of 1998. The increase in interest income on loans in the second quarter and first half of 1999 as compared to the similar periods in 1998 resulted from the increase in the average size of the loan portfolio in spite of lower long-term interest rates during 1999. The average size of the loan portfolio was $147.3 million in the second quarter of 1999, an increase of $5.8 million or 4.1% from the $141.5 million in the second quarter of 1998.
The average size of the loan portfolio was $144.8 million in the first half of 1999, an increase of $5.3 million or 3.8% from the $139.5 million in the first half of 1998. The yield on the loan portfolio was 9.4% in the second quarter of 1999, a decrease of 0.8% from the 10.2% in the second quarter of 1998. The yield on the loan portfolio was 9.3% in the first half of 1999, a decrease of 0.7% from the 10.0% in the first half of 1998. The increase in the average size of the loan portfolio resulted from sustained loan fundings throughout 1998 and the first six months of 1999. The yield on loans moves with changes in the prime rate as 65.1% of the loan portfolio are based on variable rates.

		Interest income on securities was $0.9 million in the second quarter of 1999, an increase of $0.7 million or 380.8% from the $0.2 million in the second quarter of 1998.  Interest income on securities was $1.8 million in the first half of 1999, an increase of $1.4 million or
319.6% from the $0.4 million in the first half of 1998.  The increase in interest income on securities in the second quarter and first half of 1999 as compared to the similar periods in 1998 resulted from the increase in the average size of the investment securities portfolio.
The average size of the securities portfolio was $65.2 million in the second quarter of 1999, an increase of $51.8 million or 386.4% from the
$13.4 million in the second quarter of 1998.  The average size of the securities portfolio was $62.2 million in the first half of 1999, an increase of $47.1 million or 311.4% from the $15.1 million in the first half of 1998.  The yield on securities was 5.8% in the second quarter of 1999, a decrease of 0.1% from the 5.9% in the second quarter of
1998.  The yield on securities was 5.9% in the first half of 1999, an increase of 0.1% from the 5.8% in the first half of 1998.  The increase in the size and yield of the investment securities portfolio resulted from the purchase of a large volume of higher yielding bonds throughout the latter half of 1998 and the first six months of 1999.

		Interest income on federal funds sold was $0.4 million in the second quarter of 1999, a decrease of $0.4 million or 46.8% from the $0.8 million in the second quarter of 1998.  Interest income on federal funds sold was $0.9 million in the first half of 1999, a decrease of
$0.5 million or 35.5% from the $1.4 million in the first half of 1998.
The decrease in interest income on federal funds sold during the first half of 1999 as compared to the similar period of 1998 resulted from the large decrease in the average size of federal funds sold and a lower yield in 1999.  The average balance of federal funds sold was
$37.1 million in the second quarter of 1999, a decrease of $21.3 million or 36.5% from the $58.4 million in the second quarter of 1998.
The average balance of federal funds sold was $38.5 million in the first half of 1999, a decrease of $11.8 million or 23.5% from the $50.3 million in the first half of 1998.  The yield on federal funds sold was
4.5% in the second quarter of 1999, a decrease of 0.9% from the 5.4% in the second quarter of 1998.  The yield on federal funds sold was 4.6%
in the first half of 1999, a decrease of 0.8% from the 5.4% in the
first half of 1998.   The decrease in the federal funds sold resulted
from excess funds being invested in investment securities throughout the latter half of 1998 and into the first half of 1999.

		Interest expense was $1.0 million in the second quarter of both 1999 and 1998.  Interest expense was $2.1 million in the first half of 1999, an increase of $0.2 million or 8.3% from the $1.9 million in the first half of 1998.  The increase in interest expense resulted from a larger average interest-bearing deposit base, particularly in money market accounts, in spite of a decrease in deposit rates.  The average interest-bearing deposits were $155.0 million in the second quarter of
1999, an increase of $16.1 million or 11.6% from the $138.9 million in the second quarter of 1998.  The average interest-bearing deposits were
$157.2 million in the first half of 1999, an increase of $25.0 million or 18.9% from the $132.2 million in the first half of 1998.  The average rate paid on interest-bearing deposits was 2.7% in the second quarter of 1999, a decrease of 0.3% over the 3.0% in the second quarter of 1998.  The average rate paid on interest-bearing deposits was 2.6%
in the first half of 1999, a decrease of 0.3% from the 2.9% in the first half of 1998.  The increase in the deposit base reflects an overall prosperity of the customer base resulting from an improved economy.

		The provision for credit losses was $20,000 in the second quarter of both 1999 and 1998.  The provision for loan losses was $90,000 in the first half of 1999, an increase of $70,000 from the $20,000 in the first half of 1998.  The increase in the provision for credit losses during the first half of 1999 as compared to the first half of 1998 reflects a larger overall loan portfolio while the higher quality of the loan portfolio results from an improved local economy in Orange
County.  The Company continued to experience recoveries in the first half of 1998 on amounts previously charged-off.  These recoveries
offset the need for additional provision during 1998.   Management
believes that the current allowance for credit losses is adequate to provide for potential losses in the portfolio. The current local economic outlook is promising for the remainder of 1999.  However, an assurance cannot be made as to its realization and, accordingly, future
provisions for credit losses cannot be estimated at this time.   While
management is optimistic about the future, the effects of current economic conditions on the collectibility of loans cannot be predicted with absolute certainty and its effects on future profitability cannot be determined.

		Other income was $0.9 million in the second quarter of both 1999 and
1998.  Other income was $1.6 million in the first half of 1999, a decrease of $0.2 million or 10.6% from the $1.8 million in the first half of 1998.  The decrease in other income during the first half of
1999 primarily resulted from decreased gains on lower volume of SBA loans sold as compared to the similar period of 1998. The gain on sale of SBA loans was $0.2 million in the first half of 1999, a decrease of
$0.2 million or 59.9% from the $0.4 million in the first half of 1998.

		Other expenses were $3.0 million in the second quarter of both 1999 and 1998.  Other expenses were $6.1 million in the first half of both
1999 and 1998.  The increase in other costs was offset by a reduction in promotional costs and professional fees in the first six months of
1999 compared to the first six months of 1998.

		The provision for income taxes was $0.6 million in the second quarter of both 1999 and 1998. The provision for income taxes was $1.1 million in the first half of 1999, an increase of $0.1 million or 14.7% from the $1.0 million in the first half of 1998. The increase in the provision for income taxes in the first half of 1999 results from larger pretax earnings in the first half of 1999 as compared to the first half of 1998.

		Net earnings were $967,000 in the second quarter of 1999, an increase of $106,000 or 12.2% from the $861,000 in the second quarter of 1998. Net earnings were $1,719,000 in the first half of 1999, an increase of $198,000 or 13.0% from the $1,521,000 in the first half of 1998.

Financial Condition

		The Company experienced a small shrinkage during the first half of 1999. Total assets were $285.6 million as of June 30, 1999, a decrease of $0.3 million or 0.1% from the $285.9 million as of December 31, 1998.

		Total interest-earning assets were $256.6 million as of June 30, 1999, an increase of $0.9 million or 0.4% from the $255.7 million as of December 31, 1998. The increase resulted from increases in the loan and securities portfolios in spite of a decrease in federal funds sold.
The Company continues to focus its efforts on originating quality loans. The new loans originated and securities purchased in the first six months of 1999 were funded primarily from the federal funds sold.

 		The investment securities portfolio was $61.5 million as of June 30,
1999, an increase of $3.2 million or 5.5% from the $58.3 million as of
December 31, 1998.  The increase in the first six months of 1999 resulted from the continued purchasing of investment securities.  The
Company believes securities are the best available investment after its liquidity needs are met through cash, cash due from banks and federal funds sold.  The market values decreased in the first six months of
1999 resulting from an increase in short-term and long-term interest rates.

		The loan portfolio was $145.4 million as of June 30, 1999, an increase of $5.3 million or 3.8% from the $140.1 million as of December
31, 1998. The increase in the first six months of 1999 resulted from continued loan demand, primarily SBA lending on commercial real estate.
The quality of the loan portfolio continues to improve resulting from a healthier Orange County economy.

		Total deposits were $259.0 million as of June 30, 1999, a decrease of $1.3 million or 0.5% from the $260.3 million as of December 31, 1998. The decrease in the first six months of 1999 resulted from large withdrawals by customers in the first quarter of 1999. The second quarter of 1999 reflects a strong economic climate amongst the large customers of the Bank and the increase in new customers of the Bank.

Liquidity

		The Company maintains substantial liquid and other short-term assets to meet the funding of loan demand, deposit withdrawals and maturities, and operating costs.  The Company currently meets its funding needs from its deposit base, and cash flow from operations, loan sales, maturities of investment securities and loan principal reductions.

		The loan-to-deposit ratio was 56.1% and 53.8% as of June 30, 1999 and December 31, 1998, respectively. The slight increase in this ratio resulted as the loans increased at a higher rate than the deposits.
The ratio of liquid assets (cash, cash due from banks, federal funds sold, and investment securities with maturities of one year or less) to demand deposits was 39.1% as of both June 30, 1999 and December 31, 1998. The liquid asset ratio remained unchanged resulting from a slight decrease in both liquid assets and demand deposits.

		The Company has a relatively stable and significant base of core
deposits.   Thus, the Company has not used brokered deposits and avoids
using other wholesale, highly rate-sensitive, short-term funds.  	Other
funding sources available to the Company include reduction of its federal funds sold, sale of its available-for-sale securities, increasing deposits, and borrowing from its established credit resources. The Company may borrow funds under securities sold with agreements to repurchase such securities that have not been pledged.
The Company had unpledged securities of $54.6 million as of June 30, 1999. The Company has a borrowing capacity of $14.5 million with the FHLB. The Company would need to pledge certain defined collateral, consisting of loans and/or securities, with the FHLB prior to borrowing. Liquidity can also be obtained through federal funds purchased from correspondent banks and/or direct borrowings from the Federal Reserve Bank. The Company currently has unused Federal Funds borrowing lines of $10.0 million with various banks.

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
               									             June 30, 1999	    December 31, 1998
                         										Amortized 	Market  	Amortized 	Market
                      				 						     Cost	    Value	     Cost	    Value
                                											(dollars in thousands)
Held-to-maturity
Mortgage-backed securities	      			$13,418  	$12,263  	$17,640  	$17,691


Available-for-sale
U.S. Government Agency Securities			$24,216  	$24,061  	$14,503  	$14,512
Mortgage-backed securities		       		23,505   	22,995   	25,241   	25,226
Other	                     								   1,028	    1,028	      911	      911

                          										$48,749  	$48,084  	$40,655  	$40,649

Total		                      							$62,167  	$60,347  	$58,295  	$58,340

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

		The three broad categories in which the Bank has directed virtually all of its lending activities are (a) real estate loans, (b) commercial loans, and (c) loans to individuals.  These three categories accounted for 66.6%, 25.3%, and 8.0%, respectively, of the Bank's loan portfolio as of June 30, 1999.  Commercial real estate loans are originated for terms of up to 25 years.  The Bank's commercial loans are primarily funded to small- and medium-sized businesses for terms ranging from 30 days to 5 years.  Consumer installment loans are for a maximum term of
48 months on unsecured loans and for a term of the depreciable life of tangible property used as collateral on secured loans.

		Variable interest rate loans comprise 65.1% of the loan portfolio as of June 30, 1999.

		The Bank had standby letters of credit of $0.5 million and commitments to extend credit of $25.0 million as of June 30, 1999. The Bank presently has sufficient liquidity to fund all loan commitments.

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

Loan Portfolio Composition

		The composition of the Bank's loan portfolio (all domestic) is presented in the following table:
                                         												Jun 30	     Dec 31
                                    												      1999	       1998
											                                       	(dollars in thousands)
Dollars
Real estate
	Commercial						                                  	$ 95,463   	$ 86,049
	Construction					                                   		3,171	      5,074
Commercial and industrial					                       	37,429     	40,217
Loans to individuals					                            	11,818     	11,180
Other		                                  									       172	        241

Total	                                     										148,053	    142,761

Unearned net loan fees and premiums			              		(1,013)    	(1,097)
Allowance for credit losses						                     (1,620)	    (1,524)

Total, net							                                 		$145,420   	$140,140
Percentages
Real estate
	Commercial                                     							64.5%	      60.3%
	Construction					                                    		2.1        	3.6
Commercial and industrial					                        	25.3       	28.2
Loans to individuals				                              		8.0        	7.8
Other											                                        0.1	        0.1

Total		                                      									100.0%     	100.0%

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

		The following table presents loans on nonaccrual status or
contractually past due 90 days or more as to interest or principal payments and still accruing interest:
                                          												Jun 30  	Dec 31
                                        												   1999	    1998
											                                      	(dollars in thousands)
Loans on nonaccrual status					                      	$1,218  	$1,631
Loans past due 90 days or more and
 still accruing interest						                            75	      76

Total	                                      										$1,293  	$1,701

		Loans are generally placed on nonaccrual status when principal or interest payments are past due 90 days or more. Certain loans are placed on nonaccrual status earlier if there is reasonable doubt as to the collectibility of interest or principal. Loans that are in the renewal process, have sufficient collateral, or are in the process of collection continue to accrue interest.

		Had the loans on nonaccrual status paid according to their original terms, the gross interest income to date on such loans would have been approximately $865,000.

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

		There were no loan concentrations to individual borrowers exceeding
10% of the total loan portfolio and no other interest-bearing assets that would be required to be in the paragraphs above, if such assets were classified as loans as of June 30, 1999 and December 31, 1998.

		The following table presents loans outstanding, the activity of the allowance for credit losses, and pertinent ratios during the three and six months ended and as of June 30:
                       							      Three Months Ended   Six Months Ended
                 							                 June 30,	           June 30,
                          							     1999	     1998      1999      1998
                              								      (dollars in thousands)

Average gross loans                	$147,307 	$142,564 	$144,802 	$140,489

Total gross loans at end of period	 $147,039	 $140,027 	$147,039	 $140,027


Allowance for credit losses:
Balance, beginning of period         	$1,596   	$1,553   	$1,524   	$1,581

Charge-offs	                            		(3)     	(16)     	 (5)     	(56)
Recoveries	                       			      7	       10	       11	       22

Net (charge-offs) recoveries              	4       	(6)       	6      	(34)
Provisions charged to operations	         20	       20	       90	       20

Balance, end of period               	$1,620   	$1,567   	$1,620   	$1,567


Net (charge-offs) recoveries
 during the period to average
 gross loans outstanding
 during period                        	0.00%   	(0.00%)   	0.00%	   (0.02%)

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

		The Bank's deposits are attracted primarily from commercial enterprises and individuals. The Bank also attracts some deposits from municipalities and other government agencies. The Bank does not have foreign deposits, brokered deposits or variable rate fixed-term deposits, nor does the Bank currently expect to obtain future funding through these types of deposits. The Bank had noninterest-bearing demand deposits of $94.1 million, interest-bearing Negotiable Orders of Withdrawal Accounts ("NOW") and Money Market Deposit Accounts ("MMDA") of $118.6 million, time deposits of $33.3 million, and savings accounts of $13.0 million as of June 30, 1999.

		The Company had interest-bearing deposits of 63.7% and 61.7% of total deposits as of June 30, 1999 and December 31, 1998, respectively.
While the Bank does not experience material seasonal fluctuations in deposit levels, the Bank's relative growth in deposits and loans and level of liquidity may be affected by seasonal and economic changes of its customers. Management believes it has sufficient liquidity to fund loan commitments, deposit demands and operating costs.

		The following table presents the Bank's average balances of
deposits, as a percentage of average total deposits and average interest paid by category for the first six months of 1999 and for the year 1998:
                          										MMDA			                      Total
              				 					Demand   	and NOW	  Savings	    Time  	 Deposits
                         											(dollars in thousands)
June 30, 1999
Average balance		    		$91,290  	$111,667  	$12,755  	$32,774  	$248,486
Percent of total		     		36.7%     	44.9%     	5.1%    	13.3%    	100.0%
Average interest
 rate paid	             		0.0%      	2.2%     	2.0%     	4.4%      	1.7%

December 31, 1998
Average balance	    			$84,499  	$103,142  	$12,186  	$28,088  	$227,915
Percent of total	     			37.1%	     45.3%     	5.3%    	12.3%    	100.0%
Average interest
 rate paid	             		0.0%	      2.4%     	2.0%     	5.0%      	1.8%

Capital Management

		Capital management requires that sufficient capital be maintained for anticipated growth and to provide depositors assurance that their funds are on deposit with a solvent institution. The Bank is subject to various regulatory capital requirements. The Bank must meet specific capital guidelines that involve certain measurements of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification of these assets and certain off-balance sheet items are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 1 capital for the Bank under the regulations is defined as stockholders' equity before any unrealized gains or losses on its available-for-sale securities portfolio, less defined portions of intangible assets. Total capital is defined as Tier 1 capital plus the allowance for credit losses, subject to certain limitations. The table below presents the Bank's actual capital ratios, the minimum capital required for adequacy purposes and to be categorized as "well capitalized" for the capital ratios of total risk-based, Tier 1 risk-based and Tier 1 leverage. The
Bank's capital ratios exceeded the "well capitalized" threshold prescribed in the rules of its principal federal regulator as of June
30, 1999.

                                                             To Be Well
                                                         Capitalized Under
	                								                For Capital	    Prompt Corrective
                  								Actual	     Adequacy Purposes	 Action Provisions
               							Amount 	Ratio    	Amount 	Ratio     	Amount 	Ratio
                    									         	(dollars in thousands)
June 30, 1999
Total capital
 (to risk-weighted
 assets)            	$25,718 	13.9%	   $14,840  	8.0%	    $18,549 	10.0%
Tier 1 capital
 (to risk-weighted
 assets)             	24,098 	13.0%     	7,420  	4.0%	     11,130  	6.0%
Tier 1 capital
 (to average assets)		24,098  	8.7%    	11,098  	4.0%	     13,873  	5.0%

December 31, 1998
Total capital
 (to risk-weighted
 assets)            	$24,484 	13.7%   	$14,314  	8.0%    	$17,893 	10.0%
Tier 1 capital
 (to risk-weighted
 assets)             	22,960 	12.8%     	7,157  	4.0%     	10,736	  6.0%
Tier 1 capital
 (to average assets)		22,960  	8.4%    	10,942  	4.0%     	13,678  	5.0%

		Management believes that the Bank is properly and adequately capitalized, as evidenced by these ratios as of June 30, 1999. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" as of June 30, 1997 under the regulatory framework for prompt corrective action.

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

		The Company has a written plan to address its risks associated with the impact of the Year 2000.  The plan directs the Company's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council ("FFIEC").
The FFIEC's five-step program consists of five phases: awareness, assessment, renovation, validation and implementation.  In the awareness phase, which the Company has completed, the Year 2000 problem is defined and executive level support for the necessary resources to prepare the Company for Year 2000 compliance is obtained.  In the assessment phase, which the Company has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed.  Although the awareness and assessment phases are completed, the Company continues to evaluate new issues as they arise.  In the renovation phase, which the Company has completed, the required incremental changes to hardware and software components are installed.  In the validation phase, which the Company has also completed, the hardware and software components are tested.
In the implementation phase, which the Company has also completed, changes to hardware and components are brought on line and re-testing of such changes are completed.

		The Company has used both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified 25 vendor or software applications which management believes are material to its operations.
Based on information received from its vendors and testing results, the Company believes that substantially all material applications of its operations are Year 2000 compliant as of June 30, 1999. The Company has not identified any material applications that the Company does not believe are fully Year 2000 compliant as of June 30, 1999.

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

		The Company incurred and expensed $0.1 million of Year 2000 costs through June 30, 1999. These Year 2000-related costs have been funded from the continuing operations of the Company. These costs were approximately 7% of the Company's information systems budget. The
Company currently estimates its costs to complete its Year 2000 compliance at approximately $0.3 million. This estimate includes the cost of purchasing hardware and software licenses, the cost of the time of internal staff and the cost of consultants. Testing is not expected to add significant incremental costs.

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

		The following table presents the repricing periods for interest-
earning assets and interest-bearing liabilities and the related repricing gaps as of June 30, 1999:
                                											After one
         									Due within	 Due within  	but within   	After
       							  		0-3 months	 4-12 months	 five years	 five years   Total
                   											     (dollars in thousands)
Interest-earning
 assets (1)	     		$145,907    	$ 19,428    	$46,579    	$40,850  	$252,764
Interest-bearing
 liabilities     			156,791     	  6,689    	  1,434	         -    	164,914

Repricing gap					  (10,884)   	  12,739     	45,145     	40,850	    87,850

Cumulative
 repricing gap			  $(10,884)   	$  1,855    	$47,000    	$87,850

Cumulative gap
 as a percent
 of earning assets  		(4.3%)       	0.7%      	18.6%      	34.8%

(1)	Includes collateralized mortgage obligations in the one-year to five-year maturities based on the average expected lives.

		The Company had interest-earning assets of $145.9 million and interest-bearing demand and savings deposits of $131.6 million as of June 30, 1999 that are able to reprice overnight.

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

A. The Annual Meeting of Stockholders was held on May 17,
1999.

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

C.		The Stockholders ratified the appointment of McGladrey &
Pullen, LLP as independent public accountants for the Company for the year 1999 during the Annual Meeting.


ITEM 5.		OTHER INFORMATION

					None


ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

During the second quarter of 1999, the Company a filed a report on Form 8-K dated June 2, 1999. The Form 8-K was filed pursuant to Item 5 of the report, whereby the Company entered into a merger agreement with CVB Financial Corp. The Bank will be merged into Citizen Business Bank, a subsidiary of CVB at the close of the transaction. The transaction is expected to be accounted for using the "pooling-of-interests" method of accounting.

Signatures

		Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		ORANGE NATIONAL BANCORP




By:		/s/   KENNETH J. COSGROVE	         	 	Date:    AUGUST 13, 1999
		 Kenneth J. Cosgrove, President
		 and Chief Executive Officer



By:		/s/   ROBERT W. CREIGHTON	          		Date:   AUGUST 13, 1999
		 Robert W. Creighton, Secretary
		 and Chief Financial Officer



By:		/s/   JERRO M. OTSUKI			             	Date:   AUGUST 13, 1999
		 Jerro M. Otsuki, Vice President
		 and Controller